Form 10-K405
period 1996-12-31
PRIME SUCCESSION INC
filed 1997-03-28
CIK 1023294

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1996

                                       OR

  [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from _________________ to _________________
                      Commission file number _____________

                             PRIME SUCCESSION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    13-3904211
  (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

  3940 OLYMPIC BLVD., SUITE 300                           41018
       ERLANGER, KENTUCKY, U.S.A.                       (POSTAL CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (606) 746-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of shares of Common Stock held by non-affiliates of the registrant was approximately U.S. $0 as of March 24, 1997.

    The number of outstanding shares of Common Stock as of March 24, 1997, was 100.

                       DOCUMENTS INCORPORATED BY REFERENCE
None
================================================================================

                                TABLE OF CONTENTS


                                     PART I


   ITEM
  NUMBER                                                                                                         PAGE
                                                                                                                 ----
    1.       BUSINESS.....................................................................................         1
    2.       PROPERTIES...................................................................................         4
    3.       LEGAL PROCEEDINGS............................................................................         4
    4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..........................................         5

                                     PART II

    5.       MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS......................................         6
    6.       SELECTED FINANCIAL DATA......................................................................         6
    7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................................................         7
    8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................        11
    9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.....................................................................        49

                                    PART III

    10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................        50
    11.      EXECUTIVE COMPENSATION.......................................................................        52
    12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................        53
    13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................        54

                                     PART IV

    14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................        57

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Prime Succession, Inc. (the "Company") is the fourth-largest operator of funeral homes and cemeteries, on the basis of revenues, in the United States. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of March 15, 1997, the Company operated 144 funeral homes and 18 cemeteries in 19 states, primarily in non-urban areas of the United States.

         The Company was incorporated in Delaware as Prime Succession Acquisition Corp. in May 1996 as a precursor to the acquisition (the "Acquisition") of Prime Succession Holdings, Inc. (formerly known as Prime Succession, Inc.) ("Old Prime") by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone") and Loewen Group International, Inc. ("Loewen"), a subsidiary of The Loewen Group Inc. ("Loewen Group"). In connection with the Acquisition, which was consummated on August 26, 1996 (the "Acquisition Closing Date"), the Company (i) received all of the assets and liabilities of, and became a wholly-owned subsidiary of, Old Prime, (ii) entered into credit facilities (collectively, the "Bank Credit Facilities") with a syndicate of financial institutions consisting of a senior secured amortization extended term loan facility in an aggregate principal amount of $90 million (the "Bank Term Facility") and a senior secured revolving credit facility in an aggregate principal amount of up to $25 million and (iii) privately placed $100 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2004 (the "Notes"), which subsequently were exchanged for $100 million aggregate principal amount of publicly-registered notes with identical material terms (the "Exchange Notes"). References herein to the Company refer to the Company and its subsidiaries after the Acquisition Closing Date and Old Prime and its subsidiaries prior to the Acquisition Closing Date.

         The Company's management ("Management") has identified, and the Company has begun to undertake, a number of initiatives that Management believes will result in an improvement in both revenues and operating and general and administrative expenses. Over time, the Company will continue to endeavor to increase revenues and profitability by capitalizing on the location and concentration of its properties, improved merchandising, enhanced pre-need marketing, and a management structure that encourages an entrepreneurial business culture.

         The Company's principal executive offices are located at 3940 Olympic Boulevard, Suite 300, Erlanger, Kentucky 41018 and its telephone number is (606) 746-6800.

FUNERAL HOME OPERATIONS

         The Company's funeral homes offer a full range of services to respond to individuals' funeral needs, including the collection of remains, certification of death, professional embalming, use of funeral home facilities, sale of caskets and related merchandise, transportation to a place of worship or funeral chapel for a religious service and transportation to a cemetery or crematorium. To provide the public with the opportunity to choose the service that is most appropriate from both an emotional and financial perspective, the Company offers complete funeral services and merchandise at prices ranging from approximately $600 to $20,000 and averaging approximately $3,500. In addition, most of the Company's funeral homes are able to offer families the opportunity to conduct both visitation and religious services at a non-denominational chapel on the premises, thereby reducing transportation costs to the Company and inconvenience to the families.

         Funeral services, merchandise and cemetery property can be purchased at-need or pre-need. Payments made for pre-need funeral services are recorded as revenues when such services are provided. Where allowed by state laws, if the Company has both cemetery and funeral operations, it recognizes revenues from pre-need funeral merchandise when the customer contracts are signed and a down payment is received, with concurrent recognition of related costs. Where this is prohibited by state laws, or the Company has only funeral operations, it recognizes revenues from pre-need funeral merchandise when the merchandise is provided. Allowances for cancellation and refunds are provided at the date of sale based on historical experience. Payments made on pre-need contracts, in accordance with applicable state law, typically are either deposited in a trust fund by the Company and/or used by the purchasers of the pre-need contracts to purchase life insurance policies under which the Company is designated the beneficiary. On the date of performance of a pre-arranged service, the Company records as funeral revenue all accumulated trust earnings and annual insurance benefits.

          Although cremation, as a percentage of total funeral services, has been increasing by approximately 1% annually over the past five years in the United States, the number of caskets sold (typically associated with a traditional funeral service) has remained relatively constant due to the increase in the number of deaths of approximately 1% per annum in the United States from 1990 through 1995 (per a TD Securities Inc. article entitled "The Death Care Industry" dated July 16, 1996). Over the next 10 years the cremation rate is expected to continue to increase at the same rate, while the number of caskets sold is expected to remain constant. Cremation rates vary dramatically across regions of the United States, at least in part because of demographic differences in religious, ethnic and socioeconomic backgrounds. In 1996, the Company's cremation rate was approximately 24%, up approximately 1% from 1995. Historically, the Company's average revenue per cremation has been lower than the average revenue per funeral service, although profit margins have been approximately equivalent to those associated with traditional funeral services. While the Company views cremation as an alternative to earth burial it encourages the provision of a traditional funeral or other appropriate commemorative service. Management believes a substantial increase in the ratio of cremations to earth burials performed by the Company without a corresponding increase in the prices of cremations could adversely affect the Company's revenues and gross profits.

         The Company is a party to a casket supply agreement with Batesville Casket Company, Inc. ("BCC"), pursuant to which the Company must purchase caskets exclusively from BCC, subject to certain exceptions, through March 31, 2000. Following such date, the agreement is terminable by either the Company or BCC upon 30 days' written notice. Management believes that the terms of such supply agreement are favorable to the Company. Pursuant to the terms of an Administrative Services Agreement between the Company and Loewen, Loewen may provide the Company with the ability to purchase supplies under certain of Loewen's supply agreements with third parties, including Loewen's agreement with BCC.

         Funeral home operations accounted for approximately 83% of the Company's total revenues during the fiscal year ended December 31, 1996.

CEMETERY OPERATIONS

         The Company's cemetery operation, accounting for approximately 17% of the Company's total revenues in fiscal 1996, assists families in making at-need and pre-need arrangements and offers a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, memorials, niches, mausoleum crypts and caskets), the opening and closing of graves and cremation services. The sale of cemetery pre-need arrangements is a significant component of the cemetery operations, having represented approximately 77% of the Company's cemetery revenues during the fiscal year ended December 31, 1996. The pre-need sale of interment rights and other related products generally is recorded as revenue when customer contracts are signed and a down payment is received and, concurrently, related costs are recorded and an allowance is established for customer cancellations and refunds.

COMPETITION

         In the funeral industry, local community competition is oriented toward gaining market share. At the local level, competition primarily is based on building goodwill in the community by strengthening the name and reputation of each individual funeral home or cemetery. Market share increases within a community are usually gained over a long period of time because of the high importance of reputation and superior service. Modest and tasteful promotional programs can help enhance community profile but typically do not increase market share significantly.

         The Company also faces competition from large "consolidators" in the industry which seek to reap profits from an acquisition and consolidation strategy. Such competitors include several large, publicly-traded funeral services companies, including Service Corporation International, Loewen, Stewart Enterprises, Inc. and Equity Corporation International, as well as various smaller companies which provide competition with the Company on a regional basis and, on a local level, from operators who have focused on acquiring funeral home groupings in concentrated geographic regions of the United States.

REGULATION

         The Company's funeral home operations are regulated by the Federal Trade Commission ("FTC"), which administers the Trade Regulation Rule on Funeral Industry Practices (the "Funeral Rule"), which became effective on April 30, 1984 and was revised as of July 19, 1994. The Funeral Rule defines certain acts and practices in connection with the provision of funeral goods or services as unfair or deceptive and sets forth various requirements intended to prevent such unfair or deceptive acts and practices. The Company also must comply with other federal legislation, including the Americans with Disabilities Act and regulations administered by the Occupational Safety and Health Administration.

         The Company's operations also are regulated at the state and local level, with a vast majority of jurisdictions requiring licensing and supervision of individuals who provide funeral-related services. A number of jurisdictions also regulate the sale of pre-need services and the administration of any resulting trust funds or insurance contracts. In addition, concerns regarding lack of competition have led a few jurisdictions to enact legislation designed to encourage competition by restricting the common ownership of funeral homes and related operations within a specific geographic region. State legislatures and regulatory agencies may propose new laws and regulations, some of which, if enacted, could have a material effect on the death care industry in general and on the Company's operations. The Company cannot predict the likelihood of enactment of any such proposed laws or regulations or the effect that any such enactment might have on the Company or its operations.

         The Company believes that it is currently in substantial compliance with the Funeral Rule and all other applicable federal, state and local laws and regulations.

ENVIRONMENTAL MATTERS

         Although Management is aware of some contamination related to the use of underground storage tanks and embalming materials, Management does not believe that any costs relating to these or other environmental issues will have a material adverse effect on the Company's financial results.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 1,130 people. None of the employees of the Company or its subsidiaries is covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

         Set forth in the table below is the number, by state, of the Company's funeral homes and cemeteries as of March 15, 1997.

                                             NUMBER OF                 NUMBER OF
        STATE                              FUNERAL HOMES              CEMETERIES
        -----                              -------------              ----------
        Alabama                                 25                         8
        Arizona                                  2                         0
        Arkansas                                 3                         0
        California                              15                         0
        Florida                                 21                         4
        Georgia                                  6                         2
        Illinois                                18                         0
        Indiana                                  7                         0
        Iowa                                     1                         0
        Kentucky                                 3                         1
        Michigan                                 8                         0
        Minnesota                               10                         0
        Missouri                                 5                         0
        Nebraska                                 4                         0
        New York                                 2                         0
        Ohio                                     1                         0
        Tennessee                                6                         3
        Texas                                    5                         0
        West Virginia                            2                         0
                                               ---                        --
                   Total                       144                        18
                                               ===                        ==

          Of the 144 funeral homes listed above, 104 are owned by the Company or one of its subsidiaries and 40 are leased. The leases have various terms ranging from twenty months to twenty years. Some of the funeral homes listed above are located at the same site as cemeteries and are operated as combination operations. The Company's 18 cemeteries contain an aggregate of approximately 741 acres, of which approximately 62% are developed. The Company also owns six crematories, two of which are located in Illinois and the remaining four of which are located in California, Florida, Indiana and Tennessee.

         The Company's headquarters occupy approximately 5,600 square feet of office space in a building in Erlanger, Kentucky under a lease agreement which expires in November 2004; provided that the lease may be terminated in or after November 2000 by the Company if Loewen exercises its call option pursuant to the Put/Call Agreement (as defined in Item 13 below) and certain other terms and conditions are met.


ITEM 3.  LEGAL PROCEEDINGS.

         Gamble Settlement. On February 26, 1996, a lawsuit was filed (the "Alabama Litigation") against the Company by World Service Life Insurance Company of America ("World Service") and Jeffrey M. Gamble ("Gamble"), the former owner of a business located in Alabama which was acquired by a subsidiary of the Company, in connection with a pre-need funeral service funding agreement between the Company and World Service (the "Alabama Pre-need Agreement"). On February 29, 1996, a lawsuit (the "Texas Litigation") was filed against the Company by South Texas Bankers Life Insurance Company ("South Texas") and Gamble in connection with a pre-need funeral service funding agreement between the Company and South Texas (the "Texas Pre-need Agreement" together with the Alabama Pre-need Agreement, the "Pre-need Agreements").

          On April 11, 1996, the Company settled the Alabama Litigation and the Texas Litigation by entering into a Termination of Pre-need Funding Agreements and Release with World Service, Gamble and South Texas (the "Termination and Release"). Pursuant to the Termination and Release, (a) the Pre-need Agreements were immediately terminated, (b) each of the parties released the others from all claims under or with respect to the Pre-need Agreements and (c) the Alabama Litigation and the Texas Litigation were dismissed with prejudice. As consideration for such termination, release and dismissal, the Company incurred payment obligations to Gamble of approximately $6.3 million, which was recorded as a charge against income in the Company's financial statements.

         On the Acquisition Closing Date, the Company used a portion of the net proceeds from the offering of the Notes and the Bank Term Facility to purchase an annuity to fund the remaining monthly payments provided for in the Termination and Release. Management believes that the Company will recover a substantial portion of the cost of the settlement over time through higher commission rates and increased policy benefits with the purchase of pre-need insurance policies from an alternative insurance carrier.

         Other. The Company is a party to other legal proceedings in the ordinary course of its business but Management does not expect the outcome of any such proceedings to have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         In connection with the Acquisition, the Company issued 100 shares of Common Stock to Old Prime, which shares represent all of the outstanding Common Stock of the Company. There is no established public trading market for the Common Stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial and operating data for the Company for and at the end of each of the years in the four-year period ended December 31, 1995, the period from January 1, 1996 through August 25, 1996 and the period from August 26, 1996 through December 31, 1996. The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the four fiscal years ended December 31, 1995 were derived from the Company's financial statements which have been audited by Ernst & Young LLP ("E&Y"), independent auditors of Existing Prime (Predecessor Company) through December 31, 1995. KPMG Peat Marwick LLP ("KPMG") has been appointed auditors of New Prime (Successor Company). The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the period from January 1, 1996 through August 25, 1996 and the period from August 26, 1996 through December 31, 1996 was derived from the financial statements of the Company which have been audited by KPMG. The operating data is unaudited.


                                    Successor Company                              Predecessor Company
                                  ----------------------------------------------------------------------------------------------
                                      For the Period    |  For the Period
                                      From August 26,   |   From January 1,                Year Ended December 31,
                                           1996         |        1996               --------------------------------------------
                                         Through        |      Through
                                    December 31, 1996   |  August 25, 1996          1995       1994        1993        1992
                                    -----------------   |  ---------------          ----       ----        ----        ----
                                            (dollars in | millions, except per share amounts and revenues per funeral service)
INCOME STATEMENT DATA:                                  |
                                                        |
Total revenue                               $32.7       |      $ 56.1            $   81.5    $  72.2   $   41.9      $  5.2
Net loss                                     (2.9)      |        (9.5)               (0.7)      (4.3)      (2.3)       (1.9)
Loss per share                         (29,495.20)      |           -                   -          -          -           -
                                                        |
OTHER FINANCIAL DATA:                                   |
EBITDA, as adjusted(1)                       8.8        |        12.7                19.0       14.7        7.4        (0.6)
Cash flows from:                                        |
     Operating activities                   (2.0)       |         3.3                 6.0        2.7        2.0          --
     Investing activities                   (1.4)       |        (1.6)               (9.1)     (25.7)     (69.5)         --
     Financing activities                    5.0        |        (1.0)                0.2       22.8       68.6          --
                                                        |
                                                        |                                       As of December 31,
                                          As of         |                           --------------------------------------------
                                    December 31, 1996   |                           1995       1994        1993        1992
                                    -----------------   |                           ----       ----        ----        ----
                                                        |
BALANCE SHEET DATA:                                     |
Total debt and redeemable                               |
     preferred stock (2)                   $195.0       |           -             $ 124.6     $123.5     $103.2      $ 43.5
Total assets                                398.8       |           -               196.1      195.3      163.9        67.6
                                                        |
OPERATING DATA:                                         |
Number of funeral home                                  |
     locations                                144       |         146                 143        131        101          38
Number of funeral                                       |
     services                               7,146       |      13,827              19,776     17,590     10,889       1,700
Total funeral service                                   |
     revenues per                                       |
     funeral service                       $3,751       |      $3,419              $3,470     $3,460     $3,027      $2,943
Number of cemeteries                           16       |          16                  16         16         14           5


(1)  EBITDA, as adjusted, is defined as loss before income taxes plus interest expense, depreciation and amortization adjusted for
     (i) the one-time approximate $3,500,000 net change in accounting estimate for the year ended December 31, 1995, and (ii) the approximate $6,300,000 one-time charge for the settlement of the Gamble litigation for the period from January 1, 1996 through
     August 25, 1996. These adjustments are described below:

     --In December 1995, the Company constructed a cemetery vault manufacturing facility in Alabama that allows for the production of vaults at a significantly lower cost than purchasing from independent manufacturers. The lower cost of sales from the new manufacturing plant allowed the Company to recognize a one-time gain of $3,500,000 by reducing its estimated deferred merchandise liability for pr e-need cemetery vault sales.

     --The Company settled certain litigation in April 1996 and recorded a one-time charge of $6,300,000 in the first half of 1996 for the present value of future cash payments due under the litigation settlement agreements.

     These two adjustments to EBITDA have been made because both are considered infrequent and non-recurring in nature by the
     Company.

     EBITDA, as adjusted, is presented because (i) Management believes that EBITDA provides relevant and useful information, (ii) it is a widely accepted financial indicator of a company's ability to incur and service debt and (iii) it is the basis on which compliance with the financial covenants under the Company's debt agreements is determined. However, EBITDA, as adjusted, should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Also, this measure of EBITDA, as adjusted may not be comparable to similar measures reported by other companies.

(2)  Total debt and redeemable preferred stock as of December 31, 1995 and 1994 includes $2.3 million and $2.0 million, respectively, of redeemable preferred stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          The Company is the fourth-largest operator of funeral homes and cemeteries, on the basis of revenues, in the United States. The Company owns 144 funeral homes and 18 cemeteries in 19 states. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries, primarily in non-urban areas of the United States. The Company's consolidated revenues and operating income were $ 88.8 million and $6.5 million, respectively, for the year ended December 31, 1996. Sales of funeral services and cemetery sales accounted for approximately 83% and 17%, respectively, of total net sales for 1996.

          The Company had no funeral homes when it began operations in 1992 and grew to 146 funeral homes in 1996. In order to achieve this rapid growth, former management was primarily focused on identifying funeral homes to be acquired and consummating acquisitions of such homes rather than on maximizing profitability of the funeral homes and cemeteries which it had acquired. As a result, former management did not take advantage of certain opportunities to improve the efficiency and performance of the funeral homes acquired by it. New Management intends to substantially eliminate the Company's acquisition program. In addition, in order to improve the Company's present and long-term operating performance,new Management intends to take advantage of (i) the quality and size of the Company's portfolio of properties, (ii) the opportunity to operate more efficiently those properties located in close proximity to one another, (iii) the shift in focus from acquisitions to profit maximization at existing locations and (iv) the benefits at both local sites and the corporate headquarters from the Administrative Services Agreement with Loewen. The Company's future results of operations will depend in large part on the ability of Management to successfully implement its business strategy.

          In September 1995, the Company's Corporate Controller visited the operations of the Company's Alabama subsidiary. He found that Alabama management did not have adequate record keeping and financial backup for their financial statements. In October 1995, E&Y, the Company's independent auditors at such time, went to the Alabama central office for 1995 audit preparation. E&Y first reported to management regarding concerns about the financial reporting on their return from Alabama. E&Y felt they would be delayed in the audit due to the condition of financial records required to complete the audit process. E&Y and management had discussions regarding the financial record keeping in Alabama throughout the audit engagement. Although management started taking steps, as described below, to correct the situation during the latter half of 1995, the situation did not significantly improve during the 1995 audit period and E&Y formally issued a reportable conditions letter with respect to the Company's Alabama operations to the Company's Board of Directors on May 9, 1996, at the completion of the audit and again at the completion of their review of the March 31, 1996 consolidated financial statements. (The Alabama operations accounted for approximately 19.5% of the Company's consolidated revenues and approximately 22% of its consolidated assets during 1995. While the Company had a consolidated net loss of $663,000 in 1995, the Alabama subsidiary had net income after tax of $778,000.) Reportable conditions involve matters relating to significant deficiencies in the design or operation of a company's internal control structure that, in the judgment of the auditors, could adversely affect the company's ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Such reportable conditions at the Alabama subsidiary included the failure to perform key account reconciliations and the lack of qualified financial personnel at such subsidiary's operations. Differences between the subsidiary system and the general ledger which affected accounts receivable, deferred revenue, commissions payable and accounts payable were not quantified and corrected during the course of the year. In addition bank reconciliations were not prepared which resulted in significant errors remaining undetected for the entire year.

          During the latter half of 1995 and in 1996, the former management of the Company took steps designed to address the concerns raised by E&Y, including, from January to September 1996, the dedication of corporate personnel to work on site in Alabama to assist in the processing and summarizing of financial data, the replacement of an outside service bureau that had previously been responsible for funeral service accounting at most of the Company's locations and the institution of new and automated accounting systems and procedures overall. In June 1996, the accounts payable function, as well as all general ledger responsibility, was moved to the corporate office. Management has undertaken an extensive review of the Company's accounting controls and procedures and believes that appropriate accounting controls and procedures are now being utilized. However, Management will continue to monitor the functioning of its accounting controls and procedures and intends to implement any additional steps deemed necessary.

         The report of independent auditors for the year end December 31, 1995 cited a condition, that according to the auditors, raised substantial doubt about the Company's ability to continue as a going concern. One of the Company's lenders advised the Company that it was deemed to be in violation of certain covenants which would provide the lender with the ability to accelerate repayment of its indebtedness. As discussed elsewhere in this document, in connection with the Acquisition, the indebtedness outstanding under the debt agreements was repaid in full and the facilities were terminated.

          On April 11, 1996, the Company settled a lawsuit with Jeffrey Gamble, the former owner of a business acquired by a subsidiary of the Company, alleging the breach of a pre-need funding agreement. The Company incurred payment obligations to Mr. Gamble of approximately $6.3 million for the dismissal of the lawsuit and the termination of the pre-need funding agreement.

RESULTS OF OPERATIONS

1996 (SUCCESSOR COMPANY/PREDECESSOR COMPANY COMBINED) COMPARED WITH 1995 (PREDECESSOR COMPANY)

          Consolidated revenues increased 8.9% to $88.8 million in 1996 from $81.5 million in 1995, with funeral service revenues increasing 8.0% to $74.1 million, and cemetery revenues increasing 13.9% to $14.7 million. Consolidated operating income increased from $11.3 million in 1995 before the $3.5 million change in accounting estimate for pre-need vaults to $12.8 million in 1996 before the $6.3 million legal settlement with Jeffery Gamble primarily due to a full year of 1995 acquisitions. Funeral revenues increased primarily as a result of a 1996 acquisition and a full year of 1995 acquisitions. On same-store business, excluding 1995 and 1996 acquisitions, total calls increased by 101 from 18,482 calls in 1995 to 18,583 calls in 1996 and average revenue per call increased by $66 from $3,393 in 1995 to $3,459 in 1996. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama and Florida.

          Consolidated contribution margin of $28.4 million increased 15.2% in 1996 from a $24.6 million contribution margin before the change in accounting estimate of $3.5 million in 1995 for pre-need vaults, with funeral contribution margin of 32.8% and cemetery contribution margin of 27.7%. Contribution margin is defined as contribution as a percentage of funeral revenues or cemetery revenues, as the case may be. Contribution is defined as funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including related direct operating expenses).

         Corporate and regional general and administrative expense increased to $6.7 million in 1996 from $6.1 million in 1995. As a percentage of consolidated revenue, general and administrative expense increased to 7.6% in 1996 from 7.5% in 1995. Corporate and regional general and administrative expense increased due to additional corporate and regional staff as well as expenses associated with new information and accounting systems.

         Depreciation and amortization expense increased $4.4 million to $8.8 million in 1996 from $4.4 million in 1995. This increase is primarily the result of the purchase accounting treatment of the Acquisition.

         Interest expense of $18.6 million in 1996 increased by $3.2 million compared to $15.4 million in 1995, primarily as a result of additional borrowings to finance the Acquisition and higher interest rates on borrowings, principally as a result of the issuance of the Notes referred to below.


1995 COMPARED WITH 1994

          Consolidated revenues increased 12.9% to $81.5 million in 1995 from $72.2 million in 1994, with funeral service revenues increasing 12.8% to $68.6 million, and cemetery revenues increasing 13.9% to $12.9 million. Consolidated operating income, before the change in accounting estimate of $3.5 million for pre-need vaults (see below), increased 47.2% to $11.3 million in 1995 from $7.7 million in 1994. Funeral revenues increased primarily as a result of 1995 acquisitions and a full year of 1994 acquisitions. On same-store business, excluding 1994 and 1995 acquisitions, total calls decreased by 213 from 15,624 calls in 1994 to 15,411 calls in 1995 while average revenue per call increased by $61 from $3,332 per call in 1994 to $3,393 per call in 1995. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama and Florida.

         In 1995, the Company completed construction of a vault manufacturing facility in Alabama that allows for production of vaults at a significantly lower cost than the purchase of vaults from independent manufacturers. As a result of the availability of this new facility, the Company was able to reduce the deferred merchandise liability, resulting in a one-time reduction to cost of sales of approximately $3.5 million. The Company recognized the adjustment as a non-recurring gain in 1995.

          As a percentage of revenues, consolidated contribution margin of $24.6 million, before the $3.5 million change in accounting estimate, increased to 30.2% in 1995 from 26.2% in 1994, with funeral contribution margin increasing to 31.4% from 27.5% and cemetery contribution margin, before the $3.5 million change in accounting estimate, increasing to 24.0% from 19.2%. Funeral contribution margin increased in part because of a new merchandising program implemented in 1995 which produced higher retail sales and lower casket costs. Cemetery contribution margin increased as a result of improved efficiencies at Alabama cemeteries and new pre-need merchandising programs.

         Corporate and regional general and administrative expense increased to $6.1 million in 1995 from $4.6 million in 1994. As a percentage of consolidated revenue, general and administrative expense increased to 7.5% in 1995 from 6.4% in 1994. Corporate and regional general and administrative expense increased due to additional corporate and regional staff as well as expenses associated with new information and accounting systems.

         Depreciation and amortization increased $0.4 million to $4.4 million in 1995 from $4.0 million in 1994 primarily due to acquisitions.

         Interest expense increased by $3.0 million in 1995, primarily as a result of additional borrowings by the Company to finance its acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash since 1994 have been funds provided by operating activities, proceeds from additional long-term debt and capital contributions by Old Prime's majority shareholder. In 1996, operating activities generated $1.3 million of cash compared to $6.0 million of cash in 1995 and $2.7 million in 1994.

          In 1996, long-term debt proceeds (principally from the new Bank Credit Facilities and the issuance of the Notes discussed below) provided $190.6 million of cash compared to $10.0 million in 1995 and $27.2 million in 1994. In 1994, capital contributions contributed $6.3 million in cash. In 1996, the disposal of assets provided cash of $0.8 million compared to $1.4 million in 1995 and $0.3 million in 1994.

          The primary uses of cash since 1994 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In 1996, the Company purchased three funeral homes for an aggregate purchase price of $0.7 million compared to 11 funeral homes for an aggregate purchase price of $8.9 million in 1995. In 1994, the Company purchased 31 funeral homes and two cemeteries for an aggregate purchase price of $23.4 million.

         In 1996, the Company used $3.2 million for capital expenditures, compared to $1.6 million in 1995 and $2.6 million in 1994. In 1996, the Company paid $116.4 million in principal payments on long-term debt, principally relating to the refinancing of the indebtedness of Old Prime, compared to $7.7 million in 1995 and $8.9 million in 1994.

         The Company estimates that capital expenditures will be approximately $1.5 million in 1997 to be used in part for the repair and improvement of existing facilities. The Company also expects to invest approximately $1.0 million in 1997 for cemetery inventory development.

         Contemporaneously with the consummation of the Acquisition, the Company entered into senior secured credit facilities (the "Bank Credit Facilities") with a syndicate of financial institutions and The Bank of Nova Scotia, as administrative agent.

         The Bank Credit Facilities provided the Company with senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $90 million, the proceeds of which were used to finance the Acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceeds of which will be used for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. The Bank Term Facility will mature 7 years after the Acquisition Closing Date, and the Bank Revolving Facility will mature 5 years after the Acquisition Closing Date. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $4 million in the fourth year after the Bank Closing; $9 million in the fifth year after the Bank Closing; $12.5 million in the sixth year after the Bank Closing and $61.5 million upon the maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

          All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, by Old Prime and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantors under the Bank Credit Facilities and the Bank Guarantees are secured by first priority security interests in all existing and future assets (other than real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

         In connection with the Acquisition, the Company also issued $100 million of 10 3/4% Senior Subordinated Notes due 2004, which were exchanged in January 1997 for $100 million of 10 3/4% Senior Subordinated Notes due 2004 (the "Notes") that were registered under the Securities Act of 1933. The Notes mature on August 15, 2004. Interest on the Notes is payable semi-annually on February 15 and August 15 at the annual rate of 10 3/4%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after August 15, 2000, at prices ranging from 105.375% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the Acquisition.

         The Company and its Subsidiaries are subject to certain restrictive covenants contained in the Indenture relating to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates.

         As of December 31, 1996, the Company had $195 million of indebtedness outstanding and approximately $25 million of borrowing availability under the Revolving Credit Facility. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Revolving Credit Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

FORWARD-LOOKING STATEMENTS

          Certain statements in this Annual Report on Form 10-K include "forward-looking statements" as defined in Section 21D of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1 "Business," and Item 11 "Executive Compensation," and located elsewhere herein regarding the Company's financial position, plans to increase revenues, reduce general and administrative expense and take advantage of synergies, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company (as defined herein) or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


PRIME SUCCESSION, INC. AND SUBSIDIARIES AS OF DECEMBER 31, 1996 AND FOR THE
     PERIODS FROM JANUARY 1, 1996 THROUGH AUGUST 25, 1996 AND FROM AUGUST 26, 1996
     THROUGH DECEMBER 31, 1996:

Independent Auditors' Report.........................................................12

Financial Statements:

     Consolidated Balance Sheet......................................................13

     Consolidated Statements of Operations...........................................14

     Consolidated Statements of Shareholders' Equity.................................15

     Consolidated Statements of Cash Flows...........................................16

     Notes to Consolidated Financial Statements......................................17

PRIME SUCCESSION, INC. AND SUBSIDIARIES AS OF DECEMBER 31, 1995 AND FOR THE TWO
     YEARS IN THE PERIOD ENDED DECEMBER 31, 1995:

Report of Independent Auditors.......................................................32

Financial Statements:

     Consolidated Balance Sheet......................................................33

     Consolidated Statements of Operations.......................................... 34

     Consolidated Statements of Shareholders' Equity.................................35

     Consolidated Statements of Cash Flows...........................................36

     Notes to Consolidated Financial Statements......................................37

Schedule II - Valuation and Qualifying Accounts......................................57



All other schedules have been omitted as not applicable or not required.

                          Independent Auditors' Report
                          ----------------------------

Board of Directors
Prime Succession, Inc.:

We have audited the accompanying consolidated balance sheet of Prime Succession, Inc. and subsidiaries (Successor Company) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from August 26, 1996 through December 31, 1996 (Successor Company period), and the consolidated statements of operations, shareholders' equity, and cash flows of Prime Succession, Inc. and subsidiaries (Predecessor Company) for the period from January 1, 1996 through August 25, 1996 (Predecessor Company period). In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Prime Succession, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the Successor Company period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor Company consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the Predecessor Company period, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1996.

As discussed in Note 1 to the consolidated financial statements, effective August 26, 1996, all of the outstanding capital stock of the Predecessor Company was acquired in a business combination accounted for as a purchase. As a result of this acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

                                                         KPMG Peat Marwick LLP

Cincinnati, Ohio
March 14, 1997



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1996

                                             Assets
                                             ------
Cash and cash equivalents                                                                $   2,985,704
Restricted cash                                                                              4,388,837
Receivables:
     Trade, less allowance of $2,834,438                                                    11,286,384
     Other                                                                                     785,586
                                                                                         -------------
                  Total receivables                                                         12,071,970
Inventories:
     Merchandise                                                                             2,951,913
     Cemetery lots and mausoleum spaces                                                      1,115,342
                                                                                         -------------
                  Total inventories                                                          4,067,255
                                                                                         -------------
Prepaids and other current assets                                                              354,576
Prepaid fees to shareholders (note 4)                                                          375,000
Deferred income taxes (note 9)                                                                 371,249
                                                                                         -------------
                  Total current assets                                                      24,614,591
                                                                                         -------------
Property and equipment:
     Land and land improvements                                                             16,101,845
     Buildings and improvements                                                             45,664,076
     Equipment, furniture and fixtures                                                       7,363,265
     Accumulated depreciation                                                                 (741,179)
                                                                                         -------------
                  Net property and equipment                                                68,388,007
                                                                                         -------------
Developed cemetery properties                                                               12,951,162
Undeveloped cemetery properties                                                             30,616,355
Goodwill, less accumulated amortization of $1,789,876                                      228,215,892
Other intangible assets, less accumulated amortization of $1,548,680                        27,621,587
Long-term receivables, less allowance of $2,731,216                                          5,584,119
Other assets                                                                                   796,489
                                                                                         =============
                                                                                         $ 398,788,202
                                                                                         =============
                Liabilities and Shareholder's Equity
                ------------------------------------
Accounts payable                                                                         $   2,695,283
Other accrued expenses                                                                      11,255,743
Current installments of obligations under agreements with former owners (note 5)             3,326,127
Current installments of long-term debt (note 6)                                              5,253,936
                                                                                         -------------
                  Total current liabilities                                                 22,531,089
                                                                                         -------------
Deferred merchandise liabilities and revenues, less trust fund deposits                     19,612,190
Obligations under agreements with former owners, less current installments (note 5)         17,568,971
Long-term debt, less current installments (note 6)                                         189,752,128
Deferred income taxes (note 9)                                                              18,316,831
Other long-term liabilities (note 12)                                                        4,402,013

Shareholder's equity (note 7):
     Common stock, par value $.01 per share, 1,000 shares authorized;
        100 issued and outstanding shares                                                            1
     Additional paid-in capital                                                            129,554,499
     Accumulated deficit                                                                    (2,949,520)
                                                                                         -------------
                  Total shareholder's equity                                               126,604,980
                                                                                         -------------
Commitments and contingencies (notes 10, 11 and 12)
                                                                                         $ 398,788,202
                                                                                         =============
See accompanying notes to consolidated financial statements


                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

          For the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996
                                                                                     Predecessor       |     Successor
                                                                                       Company         |      Company
                                                                                    --------------     |   --------------
                                                                                      January 1,       |     August 26,
                                                                                    1996 through       |    1996 through
                                                                                      August 25,       |     December 31,
                                                                                          1996         |        1996
                                                                                    --------------     |    -------------
                                                                                                       |
Revenues:                                                                                              |
     Funeral services                                                                 $ 47,281,120     |      26,805,617
     Cemetery sales                                                                      8,834,774     |       5,845,936
                                                                                      ------------     |     -----------
                                                                                        56,115,894     |      32,651,553
Costs and expenses:                                                                                    |
     Funeral homes                                                                      32,257,977     |      17,514,919
     Cemetery                                                                            6,546,474     |       4,070,525
                                                                                      ------------     |     -----------
                                                                                        38,804,451     |      21,585,444
Corporate and regional general and administrative                                                      |
     expenses (note 4)                                                                   4,637,919     |       2,089,994
Depreciation and amortization                                                            5,341,150     |       3,483,901
Legal settlement (note 3)                                                                6,344,313     |              --
                                                                                      ------------     |     -----------
Operating income                                                                           988,061     |       5,492,214
                                                                                      ------------     |     -----------
                                                                                                       |
Other expenses:                                                                                        |
     Interest expense, including amortization of deferred loan costs                                   |
        of $360,269 and $622,473                                                        10,059,415     |       8,539,585
     Other                                                                                  39,315     |          98,015
                                                                                      ------------     |     -----------
                                                                                        10,098,730     |       8,637,600
                                                                                      ------------     |     -----------
Loss before income taxes                                                                (9,110,669)    |      (3,145,386)
Income tax benefit (expense) (note 9)                                                     (364,796)    |         195,866
                                                                                      ------------     |     -----------
Net loss                                                                                (9,475,465)    |      (2,949,520)
Redeemable Preferred Stock dividend requirements                                          (277,111)    |              --
                                                                                      ============     |     ===========
Net loss attributable to common shareholders                                          $ (9,752,576)    |      (2,949,520)
                                                                                      ============     |     ===========
Net loss per share attributable to common shareholders                                $         --     |      (29,495.20)
                                                                                      ============     |     ===========

See accompanying notes to consolidated financial statements



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  For the periods from January 1, 1996 through
                    August 25, 1996 and from August 26, 1996
                            through December 31,1996



                                             Common     Common    Common
                                              Stock      Stock     Stock        Additional                            Total
                                             -------    -------   --------       Paid-in       Accumulated        Shareholders'
                                             Class A    Class B   (note 7)        Capital         Deficit             Equity
                                             -------    -------   --------     -------------    -------------     --------------
Predecessor Company:
   Balance as of  December 31, 1995          $     1          9         -       31,902,729        (9,211,524)        22,691,215
   Net loss for the period January 1,
     1996 through August 25, 1996                  -          -         -                -        (9,475,465)        (9,475,465)
   Accrued dividends on redeemable
     preferred stock                               -          -         -         (277,111)            -               (277,111)
                                             =======    =======    =======     -----------      ------------      -------------
   Balance as of  August 25, 1996            $     1          9          -      31,625,618       (18,686,989)        12,938,639
                                             =======    =======    =======     ===========      ============      =============

Successor Company:
   Acquisition of Predecessor Company        $     -          -          1     129,999,999                 -        130,000,000
   Receivable due from parent company              -          -          -        (445,500)                -           (445,500)
   Net loss for the period August 26, 1996
     through December 31, 1996                     -          -          -               -        (2,949,520)        (2,949,520)
                                             =======    =======    =======     ===========     =============     ==============
   Balance as of  December 31, 1996          $     -          -          1     129,554,499        (2,949,520)       126,604,980
                                             =======    =======    =======     ===========     =============     ==============


See accompanying notes to consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  For the periods from January 1, 1996 through
                    August 25, 1996 and from August 26, 1996
                            through December 31, 1996

                                                                    Predecessor      |   Successor
                                                                      Company        |    Company
                                                                  -----------------  | ---------------
                                                                     January 1,      |   August 26,
                                                                    1996 through     |  1996 through
                                                                     August 25,      |  December 31,
                                                                        1996         |      1996
                                                                  -----------------  | ---------------
                                                                                     |
Cash flows from operating activities:                                                |
    Net loss                                                         $(9,475,465)    |   (2,949,520)
    Adjustments to reconcile net loss to net cash                                    |
      provided by (used in) operating activities:                                    |
        Depreciation and amortization                                  5,701,419     |    4,106,374
        Provision for doubtful accounts                                  991,798     |      970,172
        Provision for deferred income taxes                              155,227     |     (141,369)
        Legal settlement                                               6,344,313     |           --
        Payment on legal settlement                                   (1,100,000)    |   (5,344,313)
        Changes in operating assets and liabilities                                  |
           net effects of acquisition of subsidiaries:                               |
               Receivables                                              (211,649)    |   (3,359,542)
               Inventories                                               (68,444)    |      493,059
               Accounts payable and accrued expenses                     887,452     |    3,037,740
               Deferred merchandise and revenue (net)                  2,475,263     |      505,549
               Other                                                  (2,393,784)    |      698,562
                                                                     -----------     | ------------
Net cash provided by (used in) operating activities                    3,306,130     |   (1,983,288)
                                                                     -----------     | ------------
Cash flows from investing activities:                                                |
    Proceeds from the disposal of assets                                 152,205     |      674,633
    Purchases of property and equipment                               (1,087,432)    |   (2,100,108)
    Net cash paid for purchase of business                              (675,000)    |           --
                                                                     -----------     | ------------
Net cash used in investing activities                                 (1,610,227)    |   (1,425,475)
                                                                     -----------     | ------------
Cash flows from financing activities:                                                |
    Proceeds from long-term debt                                         618,000     |  190,000,000
    Payments on long-term debt                                        (3,219,194)    | (111,506,428)
    Payments on obligations under agreements with former owners       (1,444,015)    |   (2,346,269)
    Capital contributions                                              3,000,000     |           --
    Issuance of common stock                                                  --     |  129,554,500
    Acquisition of Predecessor Company                                        --     | (196,335,542)
    Increase in restricted cash                                               --     |   (4,388,837)
                                                                     -----------     | ------------
Net cash provided by (used in) financing activities                   (1,045,209)    |    4,977,424
                                                                     -----------     | ------------
Net increase in cash and cash equivalents                                650,694     |    1,568,661
                                                                                     |
Cash and cash equivalents at beginning of period                         766,349     |    1,417,043
                                                                     ===========     | ============
Cash and cash equivalents at end of period                           $ 1,417,043     |    2,985,704
                                                                     ===========     | ============

See accompanying notes to consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1996

(1)  Acquisition and Description of the Business
     -------------------------------------------

      On August 26, 1996 (Closing Date), Prime Succession, Inc.'s (Predecessor
          Company) capital stock was purchased (the Acquisition) by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates (Blackstone), Loewen Group International, Inc. (Loewen) and PSI Management Direct L.P. (PSIM). A new entity, Prime Succession, Inc. (Successor Company), was formed and became a wholly-owned subsidiary of the Predecessor Company. In connection with the Acquisition, all of the assets and liabilities of the Predecessor Company were transferred to the Successor Company. Collectively, the Predecessor Company and Successor Company are herein referred to as "the Company". The total purchase price including transaction expenses was approximately $320 million of which approximately $130 million was contributed by Blackstone, Loewen and PSIM, and $190 million was financed through bank borrowings and the issuance of senior subordinated notes. The purchase accounting method was used to record the transaction. The estimated fair value of the acquired assets, excluding goodwill, aggregated approximately $173 million and liabilities assumed aggregated approximately $85 million. The excess of the purchase price over the fair value of net assets of approximately $230 million was established as goodwill and is being amortized over 40 years.

     Since purchase accounting was reflected in the opening balance sheet of the Successor Company on August 26, 1996, the financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company. Accordingly, a vertical black line is shown to separate Successor Company financial statements from those of the Predecessor Company for periods ended prior to August 26, 1996.

     The following represents the unaudited pro forma results of operations as if the acquisition occurred at the beginning of 1995.


                                                   Year ended December 31,
                                           ------------------------------------
                                               1995                    1996
                                           ------------            ------------
Revenue                                    $ 85,400,000              88,900,000
                                           ============            ============
Net loss                                   $(11,300,000)            (18,300,000)
                                           ============            ============


      The unaudited pro forma results of operations include 14 funeral home acquisitions made in 1995 and 1996, as if the acquisitions were made at the beginning of 1995. The effect of these acquisitions increased revenue by $3,900,000 and $100,000 in 1995 and 1996, respectively, and decreased net loss by $300,000 in 1995. The pro forma results of operations also include adjustments for increased depreciation, amortization and interest expenses, and reduced expenses resulting from the elimination of certain personnel. The effect of these adjustments increased the net loss by $10,900,000 and $5,600,000 in 1995 and 1996, respectively.

                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(1)  Acquisition and Description of the Business, Continued
     ------------------------------------------------------

     The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the acquisition had been consummated at the beginning of 1995 and is not intended to be a projection of future results or trends.

     The Company is the fourth-largest operator of funeral homes and cemeteries, on the basis of revenues, in the United States. The Company owns 144 funeral homes and 18 cemeteries, including 2 cemeteries acquired in January of 1997, in 19 states. The Company was founded in 1991, began operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries, primarily in non-urban areas of the United States. The Company has focused on non-urban areas in order to take advantage of the opportunities offered by such areas, including (i) the opportunity to establish and maintain a higher market share as a result of the smaller number of death care providers and (ii) the stronger preference for traditional full-service funeral services and burials. Historically, the Company's primary growth strategy has been to purchase properties that can serve as anchor locations and subsequently to acquire additional funeral homes and cemeteries located near those central assets.

(2)  Significant Accounting Policies
     -------------------------------

     (a)  Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents
          -------------------------

          All highly liquid investments, generally with original maturities of three months or less, are considered to be cash equivalents. Restricted cash of $4,388,837 is segregated from cash and cash equivalents on the balance sheet as a separate caption. The use of this cash, which has been deposited at several financial institutions, is restricted for the future prepayment of certain former owner debt and the collateralization of a letter of credit of approximately $3,940,000 and $450,000, respectively. These investments are valued at cost, which approximates fair value.



                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(2)  Significant Accounting Policies, Continued
     ------------------------------------------
     (c)  Receivables
          -----------

          The Company's receivables represent a combination of amounts due on at-need and pre-need installment contracts. The Company frequently extends credit to its customers for the purchase of funeral services or cemetery space. The customers' credit worthiness is evaluated on a case by case basis and collateral is generally not required on credit sales. Installment contracts receivable, arising primarily from the sales of cemetery property and merchandise, are generally due in monthly installments over periods of one to six years. The contracts require cash down payments and generally include simple interest, computed at rates ranging from approximately 8% to 14% per annum, which is recognized on the interest method over the contract life. Allowances include estimates for contract cancellations and uncollectible accounts.

     (d)  Inventories
          -----------

          Inventories of mausoleum spaces, cemetery lots and merchandise are recorded principally at average cost, which is not in excess of market. However, as provided under the purchase method of accounting, all inventories in existence on August 26, 1996 were recorded at fair value, which was not in excess of market.

     (e)  Derivative Instruments
          ----------------------

          The Company enters into interest rate swap agreements to manage interest rate exposure on certain of its long-term debt. The difference between the amounts paid and received is accrued and accounted for as an adjustment to interest expense over the life of the swap agreements.

     (f)  Property and Equipment
          ----------------------

              Property and equipment are recorded at cost. However, as provided under the purchase method of accounting, property and equipment in existence on August 26, 1996 were recorded at fair value, which was not in excess of market. Depreciation of buildings, improvements and equipment is provided on a straight-line basis over the expected useful lives of the respective assets as follows:

                           Land improvements                       15 years
                           Buildings and improvements         15 - 40 years
                           Equipment, furniture and fixtures   5 - 10 years

               Expenditures for maintenance and repairs are expensed when incurred.


                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(2)    Significant Accounting Policies, Continued
       ------------------------------------------

       (g)    Goodwill
              --------

              Goodwill, resulting from the cost of assets acquired exceeding the underlying net asset value, is being amortized on a straight-line basis over a forty-year period. The Company periodically evaluates the carrying value of goodwill to assess its continued recoverability as required by Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The determination includes evaluation of factors such as current market value, future asset utilization, business climate and future cash flows expected to result from the use of related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

       (h)    Other Intangible Assets
              -----------------------

              Other intangible assets include deferred loan costs which are being amortized using the straight-line method over 5 to 8 years, and names and reputations which represent the present value of amounts due under consultative and noncompetition agreements as well as prepaid amounts related to such contracts. Amortization of these assets is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

       (i)    Revenue Recognition - Funeral Services and Merchandise
              ------------------------------------------------------

              Funeral services and merchandise sold at the time of need are recognized as funeral revenue when contracted. The Company also sells pre-arranged funeral services and merchandise under contracts that provide for delivery of funeral services and merchandise at the time of death at a price determined at the time the agreement is signed.

              The Predecessor Company recognized revenues from pre-need funeral services and merchandise when the services and merchandise were provided, except for caskets and vaults included on cemetery contracts in certain states (see Note 2(j)). Where allowed by state laws, if the Successor Company has both cemetery and funeral operations, it recognizes revenues from pre-need funeral merchandise when the customer contracts are signed and a down payment is received, with concurrent recognition of related costs. Where this is prohibited by state laws, or the Successor Company has only funeral operations, it recognizes revenues from pre-need funeral merchandise when the merchandise is provided. Allowances for cancellations and refunds are provided at the

                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(2)    Significant Accounting Policies, Continued
       ------------------------------------------

       (i)    Revenue Recognition - Funeral Services and Merchandise, Continued
              -----------------------------------------------------------------

                  date of sale based on historical experience. Payments are typically used to purchase insurance contracts on the lives of the patrons or deposited into trust funds as required by state law, and are not shown on the consolidated balance sheet (see
                  Note 8).

              For the Predecessor Company, trust earnings available for
                  withdrawal prior to the delivery of funeral services, and insurance commissions paid in connection with the insurance contracts described above, were recognized currently as part of funeral service revenues. Direct obtaining costs related to the sale of pre-need funeral services were included in other assets and were being amortized over a period of approximately 20 years. For the Successor Company, trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the accumulated trust earnings and annual insurance benefits as funeral revenues. Direct obtaining costs related to the sale of prearranged funeral services are included in other assets and amortized over a period of ten years, approximating the period the benefits are expected to be realized. Direct obtaining costs, net of accumulated amortization, were approximately $4,000,000 as of December 31, 1996, of which $600,000 was deferred, net of amortization, by the Successor Company from August 26, 1996 through December 31, 1996. Indirect obtaining costs relating to the sale of prearranged funeral services are expensed in the period incurred.

       (j)    Revenue Recognition - Cemetery Sales
              ------------------------------------

              The Company accounts for its cemetery sales in accordance with the full accrual method. Pre-need sales of cemetery interment rights and other related products (caskets, markers and vaults) and services are recorded as revenues when customer contracts are signed and a down payment is received. Allowances for customer cancellations and refunds are provided at the date of sale based on historical experience.

              In compliance with local laws, a portion of the proceeds from the sale of cemetery lots may be required to be paid into perpetual or endowment care trust funds. A portion of the proceeds from the related pre-need sale of other cemetery merchandise may also be required to be paid into merchandise trust funds. As of December 31, 1996, the amount held in merchandise trust funds was approximately $4,500,000. The Company recognizes currently the earnings on amounts withdrawn from these trusts;


                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(2)    Significant Accounting Policies, Continued
       ------------------------------------------

       (j)    Revenue Recognition - Cemetery Sales, Continued
              -----------------------------------------------

                  approximately $130,000 and $70,000 for the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996, respectively. Earnings on the perpetual or endowment care trust funds are used to defray cemetery maintenance costs. The principal amount of deposits placed in the merchandise trusts is available to the Company when the merchandise is delivered.

       (k)    Income Taxes
              ------------

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (l)    Disclosures About Fair Value of Financial Instruments
              -----------------------------------------------------

              The carrying amounts as of December 31, 1996 of receivables, accounts payable and other accrued expenses approximate fair value due to the short maturity of these instruments. See Notes 5 and 6 for disclosures regarding the fair value of obligations under agreements with former owners and long-term debt, respectively.

       (m)    Use of Estimates
              ----------------

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       (n)    Net Loss Per Share
              ------------------

              Net loss per share attributable to common shareholders for the
                  Successor Company is computed on the weighted average number of shares outstanding during the period from August 26, 1996 through December 31, 1996, which was 100 shares.


                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

 (3)   Litigation Settlement
       ---------------------

       On February 26, 1996, a lawsuit was filed against the Company and two of its officers by World Service Life Insurance Company of America (World Service) and Jeffrey M. Gamble, the former owner of an acquired subsidiary, alleging, among other things, breach of a pre-need funeral service funding agreement between the Company and World Service. Immediately preceding the filing of the lawsuit, the Company notified World Service that it had breached the pre-need funding agreement by charging premiums to the Company in excess of those charged to other World Service Customers.

       On April 11, 1996, the parties settled the litigation with the execution of a Termination of Pre-Need Funding Agreements and Release. Subsequently, the Company paid Mr. Gamble approximately $6,300,000 in August of 1996 for the dismissal of the lawsuit and the termination of the Pre-need Funding Agreements.

 (4)   Related Party Transactions
       --------------------------

       In October 1996, the Company entered into agreements with certain former owners and Loewen to substitute Loewen as the borrower and to release the Company from any further obligation on its debt of approximately $1,650,000 to the former owners. In connection with these agreements, the Company paid Loewen cash equal to the debt assumed.

       On August 26, 1996, the Company entered into an Administrative
              Services Agreement (Agreement) with Loewen. The Agreement requires Loewen to provide various administrative services and support to the Company including, but not limited to, licenses to use software packages, legal services, certain employee training and support services, travel services, etc. The Company paid Loewen $250,000 on August 26, 1996 as a prepayment for services in the first year of the agreement. The term of the Agreement is eight years and requires annual increases of 2.5% on the $250,000 base fee to be paid each August 26. The Agreement also requires the Company to reimburse Loewen on a timely basis for all out of pocket costs and expenses incurred from third parties in connection with the provision of services described above.

       On August 26, 1996, the Company also paid $250,000 in advance to Blackstone on behalf of Prime Succession Holdings, Inc. (Holdings), the parent company, as a monitoring fee. This $250,000 monitoring fee is payable annually in advance on August 26 until such time that the Put/Call Agreement is exercised (see Note 7).

              In connection with the Acquisition, on the Acquisition Closing Date, affiliates of Blackstone received fees of approximately $3,200,000 and the Company reimbursed Blackstone for all out-of-pocket expenses incurred in connection with the Acquisition and Loewen received a consulting fee of $1,500,000 and was reimbursed for certain expenses incurred in connection with the Acquisition equal to $1,000,000.

                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

 (5)   Obligations Under Agreements with Former Owners
       -----------------------------------------------

       The Company has entered in to consultative and noncompetition agreements (generally for ten years) with certain officers of the Company and former owners and key employees of businesses acquired. Obligations under these agreements are as follows:

                                                                                    December 31,
                                                                                        1996
                                                                                    ------------
         Obligations under covenants not to compete, amounts payable monthly with final installments in May 1997 through April 2010.
              Obligations have been discounted at 13%                               $ 16,843,386
         Obligations under consulting agreements, amounts payable monthly with final installments in January 1997 through November 2013.
              Obligations have been discounted at 13%
                                                                                       4,051,712
                                                                                    ------------
                                                                                      20,895,098
         Less current installments                                                     3,326,127
                                                                                    ============
                                                                                    $ 17,568,971
                                                                                    ============

       As of December 31, 1996, the carrying amount of obligations under agreements with former owners approximates fair value.

       The approximate aggregate maturities on these agreements for the five years ending December 31, 2001 and thereafter are as follows:

         1997                                                                       $  3,326,127
         1998                                                                          2,499,670
         1999                                                                          2,472,682
         2000                                                                          2,702,649
         2001 and thereafter                                                           9,893,970
                                                                                    ============
                                                                                    $ 20,895,098
                                                                                    ============

       Certain of the obligations are collateralized by letters of credit of approximately $5,300,000.

       Interest paid on obligations under agreements with former owners was approximately $1,450,000 and $830,000 for the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996, respectively.


                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES



 (6)   Long-Term Debt
       --------------

       Long-term debt consists of:
                                                                                  December 31,
                                                                                      1996
                                                                                  -----------
         Senior subordinated notes, interest payable semi-annually
           beginning February 1, 1997 with maturity date of August
           15, 2004. Interest is fixed at 10 3/4%.                              $100,000,000
         Term loans, interest payable quarterly and principal payable semi-annually from February 1, 1997 through August 1, 2003
              (8.67% interest rate at December 31, 1996).                         90,000,000

         Other                                                                     5,006,064
                                                                                ------------
                                                                                 195,006,064
        Less current installments                                                  5,253,936
                                                                                ============
        Long-term debt, excluding installments                                  $189,752,128
                                                                                ============

       As of December 31, 1996, the Company had $100,000,000 in Senior
              Subordinated Notes outstanding with various institutional investors from an August 20, 1996 private offering. The notes, which mature on August 15, 2004, require semi-annual interest payments on February 15 and August 15 of each year at a rate of 10-3/4%. The notes were used to partially finance the Acquisition of the Company, as described in Note 1. In January 1997, the Company exchanged $100,000,000 of new 10-3/4% Senior Subordinated Notes due 2004 for the $100,000,000 outstanding Senior Subordinated Notes due 2004.

       As of December 31, 1996, the Company had $90,000,000 in term loans outstanding under the Bank Credit Agreement dated August 26, 1996. The term loans, which bear interest at the Base Rate or the Adjusted Eurodollar Rate, as defined in the Bank Credit Agreement dated August 26, 1996 require quarterly interest payments and semi-annual principal payments from February 1, 1997 through August 1, 2003. The term loans were used to partially finance the Acquisition of the Company, as described in Note 1. The Company has pledged substantially all of its assets, except real property and vehicles, to secure the term loans.

       In October 1996, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its term loans for the period from February 26, 1997 to August 26, 2000. These agreements effectively limit the Company's interest rate exposure on $72,000,000 of its $90,000,000 term loans to a fixed 7.0% during the term of the agreements. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(6)    Long-Term Debt, Continued
       -------------------------

       Under the Revolving Loan section of the Bank Credit Agreement dated
              August 26, 1996, the Company may borrow up to $25,000,000 for general corporate purposes until August 26, 2001. The Revolving Loans bear interest at the Base Rate or the Adjusted Eurodollar Rate, as defined in the Bank Credit Agreement. There is a commitment fee of 0.5% on the unused portion of the credit line. There were no borrowings on the credit line as of December 31, 1996.

       The Company is subject to certain restrictive covenants in connection with its Senior Subordinated Notes including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Agreement contains certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates.

       The Company also has approximately $5,000,000 of other debt outstanding as of December 31, 1996. Approximately $3,900,000 of this other debt is due to former owners with rates ranging from 8% to 11%.

       In connection with the Acquisition (see Note 1), the Company defeased certain of its debt due to former owners for $2,010,000 and recorded a purchase accounting adjustment of $197,000. As of December 31, 1996, $1,810,000 of the former owner notes have been extinguished through defeasance.

       As of December 31, 1996, the carrying amount of long-term debt approximates fair value.

       The approximate aggregate principal maturities of long-term debt for the five years ending December 31, 2001 and thereafter are as follows:


         1997                                          $    5,253,936
         1998                                               1,251,006
         1999                                               1,136,712
         2000                                               4,173,609
         2001 and thereafter                              183,190,801
                                                       ==============
                                                       $  195,006,064
                                                       ==============

                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(6)    Long-Term Debt, Continued
       -------------------------

       Interest paid on long-term debt was approximately $6,860,000 and $2,310,000 for the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996, respectively.

(7)    Shareholders' Equity
       --------------------

       As of December 31, 1996, all of the outstanding shares of common stock of the Company are held by Prime Succession Holdings, Inc. (Holdings), the parent company.

       Pursuant to an agreement executed by Blackstone, Loewen and PSIM, in connection with the Acquisition, (i) Loewen has a call option, exercisable from and after the fourth anniversary of the Acquisition Closing Date until but excluding the sixth anniversary of the Acquisition Closing Date, to purchase the shares of common stock of Holdings held by Blackstone and/or PSIM and (ii) each of Blackstone and PSIM has a put option, exercisable from and after the sixth anniversary of the Acquisition Closing Date until but excluding the eighth anniversary of the Acquisition Closing Date, to sell such shares of common stock of Holdings held by Blackstone or PSIM, as the case may be, to Loewen. The option price in each case is derived from a formula based on earnings before interest, taxes, depreciation and amortization. In addition, pursuant to the terms of a stockholders' agreement entered into by Holdings, Blackstone, Loewen and PSIM on the Acquisition Closing Date, neither Blackstone nor Loewen may transfer its shares of Holdings common stock without the prior written consent of the other party, subject to certain exceptions, and PSIM may not transfer its shares of Holdings common stock without the consent of Blackstone and Loewen.

(8)    Pre-arranged Funeral Contracts
       ------------------------------

       The Company enters into contracts with customers to pre-arrange funeral services and merchandise at a fixed price. In certain arrangements, the Company receives payment on the contract from the customer. In turn, the Company invests in a variety of instruments to fund pre-arranged funeral and cremation services and the related merchandise sold but not delivered. Amounts trusted are invested primarily in investment grade debt securities and time deposits. Such investments are subject to the risk that the current market value may fall below cost. The market value of assets held in trust as of December 31, 1996 was approximately $47,100,000. In the state of Alabama, which does not require pre-arranged funeral trusts, the Company invests in insurance contracts to cover the estimated future costs of fulfilling its pre-arranged funeral contracts. As of December 31, 1996 the amount invested in insurance contracts was approximately $8,100,000.

                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(8)    Pre-arranged Funeral Contracts, Continued
       -----------------------------------------

       The Company has other arrangements under which the customer purchases an insurance policy which is assigned to the Company. The Company does not have control of these policies and is obligated to deliver the service at the fixed price only if the customer delivers the policy proceeds.

 (9)   Income Taxes
       ------------

       Income tax expense (benefit) consists of:
                                                Predecessor    |    Successor
                                                  Company      |     Company
                                                -------------  | --------------
                                                Period from    |   Period from
                                                 January 1,    |     August 26,
                                                1996 through   |    1996 through
                                                August 25,     |   December 31,
                                                   1996        |        1996
                                               --------------  |   --------------
                                                               |
                                                               |
Federal:                                        $      --      |             --
   Current                                        138,887      |       (163,330)
   Deferred                                                    |
State:                                            209,569      |        (54,497)
   Current                                         16,340      |         21,961
   Deferred                                     =========      |      =========
                                                $ 364,796      |       (195,866)
                                                =========      |      =========

       The differences between income taxes provided in the accompanying consolidated statements of operations and the amounts which would be computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes are as follows:


                                                               Predecessor     |     Successor
                                                                 Company       |      Company
                                                             ----------------  |  -------------
                                                               Period from     |    Period from
                                                               January 1,      |     August 26,
                                                              1996 through     |    1996 through
                                                               August 25,      |    December 31,
                                                                  1996         |        1996
                                                               --------------  |  -------------
                                                                               |
Computed "expected" tax benefit                                 $(3,097,627)   |     (1,069,431)
Increase (decrease) in taxes resulting from:                                   |
    Goodwill amortization                                           211,146    |        536,610
    State taxes, net of federal income taxes                        149,100    |        (21,474)
    Valuation allowance                                           3,197,841    |        338,094
    Other                                                           (95,664)   |         20,335
                                                                -----------    |   -------------
Actual income tax expense (benefit)                             $   364,796    |       (195,866)
                                                                ===========    |   =============

                                                                             (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(9)    Income Taxes, Continued
       -----------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                               December 31,
                                                                   1996
                                                               -----------
    Deferred tax assets:
      Net operating loss carryforward                          $ 6,820,198
      Allowance for doubtful accounts                            1,985,853
      Covenants not to compete and
       consulting agreements                                     2,004,679
      Deferred funeral charges                                   3,432,676
      Accrued other expenses                                       747,484
      Environmental reserve                                        313,500
      Other                                                        411,310
                                                               -----------
         Total gross deferred tax assets                        15,715,700
         Less valuation allowance                               10,408,764
                                                               -----------
         Total deferred tax assets                               5,306,936
                                                               -----------

    Deferred tax liabilities:
      Cemetery property, principally due to
        purchase accounting                                     12,016,531
      Property and equipment, principally due
       to purchase accounting and differences
       in depreciation                                           8,376,737
      Goodwill, principally due to differences
       in amortization                                           1,929,769
      Prepaid loan costs                                           735,484
      Other                                                        193,997
                                                               -----------
         Total deferred tax liabilities                         23,252,518
                                                               ===========
         Net deferred tax liability                            $17,945,582
                                                               ===========

     The valuation allowance for deferred tax assets as of December 31, 1996 and December 31, 1995 was $10,408,764 and $2,951,373, respectively.
          The net change in total valuation allowance for the year ended December 31, 1996 was an increase of $7,457,391. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income

                                                                    (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(9)    Income Taxes, Continued
       -----------------------

              during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes the valuation allowance as of December 31, 1996 is appropriate.

       Subsequently recognized tax benefits of $3,921,456 relating to the valuation allowance for deferred tax assets as of December 31, 1996 will be allocated to goodwill.

       As of December 31, 1996, the Company has a net operating loss carryforward of approximately $17,950,000 for Federal income tax purposes. If not used to offset future taxable income, the tax loss carryforward will expire in varying amounts from 2006 through 2011.

(10)   Leases
       ------

       The Company leases primarily funeral home facilities and vehicles under various noncancelable operating lease agreements. Approximate future minimum lease payments required under such operating leases with initial or remaining terms in excess of one year as of December 31, 1996 are as follows:

         1997                                              $2,339,373
         1998                                               1,984,271
         1999                                               1,543,295
         2000                                               1,185,268
         2001 and thereafter                                4,619,820
                                                          ===========
                                                          $11,672,027
                                                          ===========

       The majority of the operating leases for funeral home facilities contain one of the following options: (a) purchase the property at the fair value at date of expiration; (b) purchase the property for a fair value determined at the inception of the lease or (c) renewal of the lease at the fair rental value at the end of the primary term of the lease. In addition, four of the leases contain contingent rentals based upon revenues associated with the location.

       Rent expense paid under operating leases was approximately $1,930,000 and $1,030,000 for the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996, respectively, of which approximately 15% and 14%, respectively, was paid to former owners currently employed by the Company.

                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

 (11)  Employee Benefit Plan
       ---------------------

       The Company has established a 401(k) plan for the benefit of its employees. All employees who have reached the age of 21, have one year of service with the Company and have worked a minimum of 1,000 hours in any given year are eligible. Employees may defer a maximum of 15% of their compensation, subject to IRS limitations. The Company will match 50% of the employees' contribution up to a maximum of 2% of their salary. Total expense recognized by the Company during the period from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996 was approximately $95,000 and $62,000, respectively.

(12)   Commitments and Contingencies
       -----------------------------

       The Company and Batesville Casket Company, Inc. (BCC) entered into a
              Casket Supply Agreement dated January 1, 1992. The agreement, as amended, requires the Company to purchase caskets solely from BCC at current market prices for the period from April 1, 1995 through March 31, 2000, to the extent BCC stocks those caskets required by the Company. Amounts purchased under this agreement were approximately $5,100,000 and $2,300,000 for the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996, respectively.

       The Company has accrued $825,000 in other long-term liabilities as their best estimate of potential future environmental liabilities. The most significant components of this liability are storage tanks and septic tanks into which embalming fluids and other contaminants were discharged resulting in potential groundwater or soil contamination. The Company's current estimated range of costs for clean-up or removal is $476,000 to $1,150,000, with $825,000 representing the most probable costs which the Company expects to incur within the next five years.

       The Company is a party to legal proceedings in the ordinary course of its business but does not expect the outcome of any such proceedings to have a material adverse effect on the Company's financial position.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Prime Succession, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheet of Prime Succession, Inc. and subsidiaries (Existing Prime) as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Succession, Inc. and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


         The accompanying financial statements have been prepared assuming that Prime Succession, Inc. and subsidiaries will continue as a going concern. As discussed in Note 1, the Company has not complied with certain covenants of loan agreements with two of its lenders. These violations constitute events of default which provide the lenders with the right to demand immediate repayment of the debt and related accrued interest. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                               ERNST & YOUNG LLP
Indianapolis, Indiana,
May 9, 1996, except for Note 15, as to
which the date is June 14, 1996



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                               Assets                                      December 31,
                                               ------                                           1995
                                                                                           -------------
Current assets:
     Cash and cash equivalents ..........................................................  $     766,349
     Receivables, less allowance of $2,926,331 ..........................................      9,409,130
     Accounts receivable from shareholder ...............................................      3,000,000
     Inventories:
     Merchandise ........................................................................      3,068,037
     Cemetery lots and mausoleum spaces .................................................        496,389
                                                                                           -------------
                                                                                               3,564,426
     Prepaids and other currents assets .................................................      1,298,372
                                                                                           -------------
Total current assets ....................................................................     18,038,277
Property and equipment:
     Land and land improvements .........................................................     13,335,855
     Buildings and improvements .........................................................     39,988,607
     Equipment, furniture and fixtures ..................................................     10,910,479
     Accumulated depreciation ...........................................................     (6,160,304)
                                                                                           -------------
                                                                                              58,074,637
Developed cemetery properties, at  cost .................................................      5,322,650
Undeveloped cemetery properties, at cost ................................................      7,634,747
Names and reputations, less accumulated amortization of $7,944,175 ......................     22,591,211
Goodwill, less accumulated amortization of $4,416,174 ...................................     75,216,667
Other intangible assets, less accumulated amortization of $1,405,258 ....................      2,407,425
Long-term receivables, less allowance of $240,704 .......................................      6,048,023
Other assets ............................................................................        784,017
                                                                                           =============
                                                                                           $ 196,117,654
                                                                                           =============
                Liabilities and Shareholders' Equity
                ------------------------------------

Current liabilities:
     Accounts payable .................................................................... $   2,230,200
     Accrued salaries, commissions and withholdings ......................................     2,249,557
     Other accrued expenses ..............................................................     3,883,806
     Current maturities of obligations under agreements with former owners ...............     2,280,929
     Current maturities of long-term debt and long-term debt in default .................    113,813,885
                                                                                           -------------
Total current liabilities ...............................................................    124,458,377
Deferred merchandise liabilities, less trust fund deposits ..............................      8,318,054
Deferred revenues, less trust fund deposits .............................................      6,480,194
Obligations under agreements with former owners, less current maturities ................     18,718,176
Long-term debt, less current maturities .................................................      8,449,738
Deferred income taxes ...................................................................        866,146
Other long-term liabilities .............................................................      3,826,494
Contingencies (Notes 1 and 13)
     Redeemable Preferred Stock, par value $1,000 per share, 18% cumulative, at liquidation value; 1,957 shares authorized, issued and outstanding,
      including accrued and unpaid dividends of $352,260 at December 31, 1995 .........        2,309,260
Shareholders' equity:
     Common Stock, Class A, par value $.01 per share authorized 142 shares; 129.04 issued
        and outstanding shares ..........................................................              1
     Common Stock, Class B, par value $.01 per share; 900 shares authorized, issued and
        outstanding .....................................................................              9
     Additional paid-in capital .........................................................     31,902,729
     Retained earnings deficit ..........................................................     (9,211,524)
                                                                                            ------------
                                                                                              22,691,215
                                                                                            ============
                                                                                            $196,117,654
                                                                                            ============


                            See accompanying notes.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year ended December 31,
                                                              ----------------------------
                                                                  1994            1995
                                                              ------------    ------------
Revenues:
  Funeral services ......................................     $ 60,857,509    $ 68,623,948
  Cemetery sales ........................................       11,317,321      12,890,745
                                                              ------------    ------------
                                                                72,174,830      81,514,693

Cost of sales:
  Funeral homes ...........................................     10,910,596      11,312,913
  Cemetery ................................................      2,678,796       2,479,450
  Cumulative effect of change in accounting estimate (Note 5)           --      (3,552,000)
                                                              ------------    ------------
                                                                13,589,392      10,240,363
Operating expenses:
  Funeral homes ...........................................     33,240,324      35,765,303
  Cemetery ................................................      6,469,911       7,314,657
                                                              ------------    ------------
                                                                39,710,235      43,079,960

Corporate and regional general and administrative expenses       4,632,993       6,108,842
Depreciation and amortization .............................      3,971,023       4,440,261
Covenants not to compete ..................................      2,578,342       2,770,817
                                                              ------------    ------------
Operating income ..........................................      7,692,845      14,874,450

Other income and expense:
  Interest expense ........................................     12,421,811      15,401,048
  Other income, net .......................................        (72,611)       (172,082)
                                                              ------------    ------------
                                                                12,349,200      15,228,966
Loss before income taxes ..................................     (4,656,355)       (354,516)

Income tax benefit (expense) ..............................        309,870        (308,624)
                                                              ------------    ------------
Net loss ..................................................     (4,346,485)       (663,140)
Redeemable Preferred Stock dividend requirements ..........             --        (352,260)
                                                              ============    ============
Net loss attributable to common shareholders ..............   $ (4,346,485)   $ (1,015,400)
                                                              ============    ============

                             See accompanying notes.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


<Caption.
                                                       Common Stock
                                                     ---------------
                                                   Class A    Class B        Additional        Retained
                                                   --------   --------        Paid-in          Earnings
                                                    Amount     Amount         Capital          (deficit)
                                                    ------    -------      ------------     --------------
Balance at January 1, 1994 ....................      $   1      $   9      $ 24,899,990       $(4,201,899)
Common stock issued ...........................          -          -         4,354,999                --
Net loss ......................................          -          -                --        (4,346,485)
                                                     -----      -----      ------------       -----------
Balance at December 31, 1994 ..................          1          9        29,254,989        (8,548,384)
Common stock issued ...........................          -          -         3,000,000                --
Net loss ......................................          -          -                --          (663,140)
Accrued dividends on Redeemable Preferred Stock          -          -          (352,260)               --
                                                     =====      =====      ============       ===========
Balance at December 31, 1995 ..................      $   1      $   9      $ 31,902,729       $(9,211,524)
                                                     =====      =====      ============       ===========









                             See accompanying notes.


                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                         1994               1995
                                                                                         ----               ----
OPERATING ACTIVITIES
Net loss ......................................................................      $ (4,346,485)      $  (663,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation ................................................................         2,180,318         2,549,399
  Amortization ................................................................         5,059,588         5,456,104
  Provision for doubtful accounts .............................................         1,281,140           973,561
  Provision for deferred income taxes .........................................          (560,598)           81,578
  Gain on disposition of business .............................................                --          (207,092)
  Cumulative effect of change in estimate of deferred merchandise  liability ..                --        (3,552,000)
  Changes in operating assets and liabilities net of effects of acquisitions of subsidiaries:
    Receivables ...............................................................        (3,918,418)       (2,103,297)
    Inventories ...............................................................           (63,160)          548,877
    Accounts payable and accrued expenses .....................................         3,162,251        (1,052,504)
    Deferred merchandise and revenue (net) ....................................         1,002,110         2,518,817
    Other .....................................................................        (1,085,545)        1,409,655
                                                                                     ------------       -----------
Net cash provided by operating activities .....................................         2,711,201         5,959,958

INVESTING ACTIVITIES
Proceeds from the disposal of  assets .........................................           304,034         1,436,849
Purchases of property and equipment ...........................................        (2,578,259)       (1,561,564)
Net cash paid for purchases of businesses .....................................       (23,399,311)       (8,931,865)
                                                                                     ------------       -----------
Net cash used in investing activities .........................................       (25,673,536)       (9,056,580)

FINANCING ACTIVITIES
Proceeds from long-term debt ..................................................        27,238,525         9,994,034
Payments on long-term debt ....................................................        (8,936,642)       (7,725,492)
Payments on obligations under agreements with former owners ...................        (1,791,002)       (2,031,248)
Capital contributions .........................................................         4,355,000                --
Issuance of preferred stock ...................................................         1,957,000                --
                                                                                     ------------       -----------
Net cash provided by financing activities .....................................        22,822,881           237,294
                                                                                     ------------       -----------
Decrease in cash and cash equivalents .........................................          (139,454)       (2,859,328)
Cash and cash equivalents at beginning of period ..............................         3,765,131         3,625,677
                                                                                     ============       ===========
Cash and cash equivalents at end of period ....................................      $  3,625,677       $   766,349
                                                                                     ============       ===========


                             See accompanying notes.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1994 and 1995

1. GOING CONCERN

         The accompanying financial statements have been prepared assuming Prime Succession, Inc. and subsidiaries (the Company) will continue as a going concern. As discussed in Note 7, the Company must comply with certain restrictive covenants in connection with its borrowings. At December 31, 1995, the principal lender notified the Company that it is deemed to be in violation of certain of these covenants. As a result, the debt with a second lender is also in default. Under the agreements, the default situation results in the debt being callable by the lenders, however, they have not indicated an intention to do so. The debt from these lenders, amounting to $108,604,361 at December 31, 1995, has been classified as a current liability, resulting in the working capital of the Company being in a substantial deficit position. The Company's future existence is contingent upon its ability to cure the defaults or otherwise refinance the debt. Management disagrees with the lender's interpretation of certain events categorized as defaults and is confident the defaults will be cured or they will be able to locate alternative financing. Therefore, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. LITIGATION SETTLEMENT

         On February 26, 1996, a lawsuit was filed against the Company and two of its officers by World Service Life Insurance Company of America (World Service) and Jeffrey M. Gamble, the former owner of an acquired subsidiary, alleging, among other things, breach of a pre-need funeral service funding agreement between the Company and World Service. Immediately preceding the filing of the lawsuit, the Company notified World Service that it had breached the pre-need funding agreement by charging premiums to the Company in excess of those charged to other World Service customers.

         On April 11, 1996, the parties settled the litigation with the execution of a Termination of Pre-need Funding Agreements and Release. Under the terms of the settlement, the Company agreed to pay a total of $9,000,000 over twenty years to Mr. Gamble in consideration for the dismissal of the lawsuit and the termination of the pre-need funding agreement. The present value of the future settlement payments was recorded as a charge against income of $6,273,985 in the first quarter of 1996. Payments under the agreement are as follows:
$1,000,000 upon execution, $2,000,000 to be paid on or before April 1997, and monthly payments of $25,000 over twenty years beginning May, 1996. Upon the earlier date of the sale of the Company or April 1998, the Company will purchase an annuity to fund the remaining monthly payments. However, in lieu of the annuity, Mr. Gamble may demand payment from the Company of an amount equal to the purchase price of the annuity. As a result of the pending sale of the Company (see Note 15), the settlement has been classified as current in the March 31, 1996 unaudited balance sheet.

         The Company believes that it will recover a substantial portion of the cost of the settlement over time through higher commission rates and increased policy benefits through the purchase of pre-need insurance policies from an alternative insurance carrier.

3. SIGNIFICANT ACCOUNTING POLICIES

    Description of Business

         The Company, which began operations in 1991, owns and operates funeral homes and cemeteries throughout the United States.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1994 and 1995

3. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and subsidiaries after elimination of intercompany accounts and transactions.

    Cash and Cash Equivalents

         All highly liquid investments, generally with original maturities of three months or less, are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.

    Receivables

         The Company's receivables represent a combination of amounts due on at-need and pre-need (installment) contracts. The Company frequently extends credit to its customers for the purchase of funeral services or cemetery space. The customers' credit worthiness is evaluated on a case by case basis and collateral is generally not required on credit sales. Installment contracts receivable, arising primarily from the sales of cemetery property and merchandise, are generally due in monthly installments over periods of one to six years. The contracts require a cash down payment and generally include simple interest, computed at rates ranging from 8.0% to 14.3% per annum, which is recognized on the interest method over the contract life. Allowances include estimates for contract cancellations and uncollectible accounts.

    Inventories

         Inventories of mausoleum spaces, cemetery lots and merchandise are recorded principally at average cost which is not in excess of market.

    Property and Equipment

         Property and equipment is recorded at cost. Depreciation of buildings, improvements and equipment is provided on a straight-line basis over the expected useful lives of the respective assets ranging from 3 to 40 years. Expenditures for maintenance and repairs are expensed when incurred.

    Names and Reputations

         Amounts on the consolidated balance sheet under the caption Names and Reputations represent the present value of amounts due under consultative and noncompetition agreements as well as prepaid amounts related to such contracts. Amortization of these assets is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

    Goodwill

         Goodwill, resulting from the cost of assets acquired exceeding the underlying net asset value, is being amortized on a straight-line basis over a forty-year period. The Company periodically evaluates the carrying value of goodwill to assess its continued recoverability. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. The amount of the impairment loss is calculated as the excess, if any, of the carrying

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1994 and 1995


3. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    Goodwill, Continued

amount of the impaired asset over the future discounted cash flows attributable to the asset. In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was issued. SFAS No. 121 requires the recognition of impairment losses on long-lived assets used in operations and intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. As required, the Company will adopt SFAS No. 121 in 1996. Based on current circumstances, SFAS No. 121 would not have a material impact on the Company's consolidated results of operations or financial position as of December 31, 1995.

    Other Intangible Assets

         Deferred organization and loan costs have arisen in connection with the acquisition of various companies. These assets are being amortized using the straight-line method over 5 to 7 years. See Note 7 for discussion of a potential impairment of loan costs at December 31, 1995.

    Funeral Services

         The Company sells pre-arranged funeral services under contracts that provide for delivery of funeral services at the time of death at a price determined at the time the agreement is signed.

         Revenues from the pre-need funeral services are not recognized in the financial statements until services are provided. Payments are typically used to purchase insurance contracts on the lives of the patrons or deposited into trust funds as required by state law, and are not shown on the consolidated balance sheet (see Note 10). The payment amounts trusted are available to the Company only as funeral services are delivered or are refundable to the purchasers under certain state laws that provide for return of such amounts to the purchasers under their option to cancel the contract. Earnings on the trust funds are recognized when withdrawn from trust, typically as the funeral services are delivered.

         Funeral services sold at the time of need are recognized as funeral revenue when contracted.

         Trust earnings available for withdrawal prior to the delivery of funeral services, as well as insurance commissions paid in connection with the insurance contracts described above, are recognized currently as part of funeral service revenues. Trust earnings recognized in income were $1,478,246 and $1,138,192 in 1995 and 1994, respectively.

    Cemetery Sales

         The Company accounts for its cemetery sales in accordance with the full accrual method. Pre-need sales of cemetery interment rights and other related products and services are recorded as revenues when customer contracts are signed and a down payment is received, with concurrent accrual of related costs. Allowances for customer cancellation and refunds are provided at the date of sale based on historical experience.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1994 and 1995



3. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    Cemetery Sales, Continued

         In compliance with local laws, a portion of the proceeds from the sale of cemetery lots may be required to be paid into perpetual or endowment care trust funds. A portion of the proceeds from the related pre-need sale of other cemetery merchandise may also be required to be paid into merchandise trust funds. At December 31, 1995, the amount held in merchandise trust funds was $4,051,973. The Company recognizes currently the earnings on amounts deposited in these trusts; $187,834 and $189,953 in 1995 and 1994, respectively. Earnings on the perpetual or endowment care trust funds are used to defray cemetery maintenance costs. The principal amount of deposits placed in the merchandise trusts is available to the Company when the merchandise is delivered.

    Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                 For the Years Ended December 31, 1994 and 1995

4. ACQUISITIONS

During 1995, the Company purchased the following funeral homes:

Date                         Name                                        Location               Entity
----                         ----                                        --------               ------
April 17, 1995               Aaron Cremation and Burial                  California             Funeral Home
April 28, 1995               Brewer-Korisko Mortuary, Inc.               Nebraska               Funeral Home
August 29, 1995              Grotewald Simi Valley Mortuary, Inc.        California             Funeral Home
October 26, 1995             Weigel Funeral Home, Inc.                   Indiana                Funeral Home
October 27, 1995             Lambert Corporation, Inc.                   West Virginia          Funeral Home
October 27, 1995             J&W, Inc.                                   West Virginia          Funeral Home
October 27, 1995             Spencer Funeral Home                        Ohio                   Funeral Home
November 15, 1995            Hertz-Thoma Chapel, Ltd.                    Illinois               Funeral Home
November 27, 1995            Simpson-Meyer Corporation                   Indiana                Funeral Home
November 27, 1995            Simpson Funeral Home, Inc.                  Indiana                Funeral Home
November 27, 1995            Simpson-Volkman Corporation                 Indiana                Funeral Home

During 1994, the Company purchased the following funeral homes and cemetery businesses:

Date                         Name                                        Location               Entity
----                         ----                                        --------               ------
January 20, 1994             Hot Springs Funeral Home                    Arkansas               Funeral Home
February 15, 1994            Metcalf Funeral Home                        Nebraska               Funeral Home
February 25, 1994            Vining Funeral Home                         Georgia                Funeral Home
February 25, 1994            Lester B. Hayman Funeral Home               Georgia                Funeral Home
February 25, 1994            Copeland Funeral Home                       South Carolina         Funeral Home
March 8, 1994                Craig Funeral Home                          Florida                Funeral Home
March 8, 1994                Flagler Palms Memorial Gardens              Florida                Cemetery
March 17, 1994               Brown Funeral Home                          Florida                Funeral Home
March 17, 1994               Wachob-Forest Lawn                          Florida                Cemetery
April 27, 1994               Kurfiss Funeral Home                        Florida                Funeral Home
May 20, 1994                 Welsheimer Funeral Home                     Indiana                Funeral Home
June 10, 1994                Norris Funeral Services, Inc.               Alabama                Funeral Home
June 20, 1994                Burns Funeral Home                          Arkansas               Funeral Home
June 30, 1994                Beck Memorial Homes*                        Illinois               Funeral Home
July 1, 1994                 Kalis Funeral Home                          Florida                Funeral Home
July 29, 1994                Hawthorn Funeral Home                       Texas                  Funeral Home
August 1, 1994               Clayton Frank & Sons Funeral Home           Florida                Funeral Home
August 31, 1994              Hughes Funeral Chapel                       California             Funeral Home
September 2, 1994            Norwood Chapel, Inc.                        Alabama                Funeral Home
September 15, 1994           Clary-Godwin Funeral Home                   Florida                Funeral Home
September 15, 1994           Comander Funeral Home                       Florida                Funeral Home
September 30, 1994           McWane Family Funeral Home Inc.             California             Funeral Home


------------------
* On June 30, 1994, 83% ownership was obtained.

         The total consideration paid was approximately $23,399,000 and $8,932,000 in 1994 and 1995, respectively, of which $20,603,000 and $7,692,000 was financed through borrowings. In 1994 and 1995, the Company acquired assets, excluding goodwill, with fair values aggregating approximately $11,465,000 and $4,413,000 and assumed liabilities of $1,722,000 and $194,000, respectively. All acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of net assets is established as goodwill. The results of operations for all acquisitions since the dates of acquisition have been included in the consolidated results of operations.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1994 and 1995

4. ACQUISITIONS--(CONTINUED)

         The operating results of each acquisition are included in the Company's operations from the date of the acquisition. The following represents the unaudited pro forma results of operations as if all of the above noted business combinations had occurred at the beginning of 1994.


                                                        Year ended
                                                       December 31,
                                            -----------------------------------
                                                  1994              1995
                                                  ----              ----
                                                       (Unaudited)
 Revenues.........................            $82,881,107      $85,386,185
                                              ===========      ===========

 Net loss.........................            $(4,016,210)     $   (82,887)
                                              ===========      ===========


         The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the acquisitions had been consummated at the beginning of 1994 and is not intended to be a projection of future results or trends.

         In 1996, the Company acquired the assets of three funeral homes for a purchase price of approximately $675,000 of which $618,000 was financed through borrowings.

5. CHANGE IN ESTIMATE OF DEFERRED MERCHANDISE LIABILITY

         Effective in the fourth quarter of 1995, the Company revised its estimates of the obligation to provide vaults and to open and close gravesites on pre-need sales of cemetery interment rights in the state of Alabama. The Company's 1995 construction of a vault manufacturing facility allows production of vaults at a significantly lower cost than the purchase of vaults from independent manufacturers. Preparation of the gravesite will be performed by employees, thereby eliminating the use of higher cost outside contractors. These changes resulted in a reduction of the estimated deferred merchandise liability and cost of goods sold in 1995 by approximately $3,552,000.

6. INCOME TAXES

         Deferred income taxes relate primarily to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

         The components of income tax expense (benefit) are as follows:


                                                     Year ended
                                                    December 31,
                                            -----------------------------
                                                1994           1995
                                                ----           ----
Federal:
   Deferred................................   $(560,598)      $  81,581

State:
   Current.................................     250,728         227,043
                                            -------------- --------------
                                              $(309,870)     $  308,624
                                            ============== ==============

                                       42

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1994 and 1995

6. INCOME TAXES--(CONTINUED)

         The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:


                                                                      Year Ended December 31,
                                                                  -------------------------------
                                                                        1994            1995
                                                                        ----            ----
Computed income tax at the applicable federal statutory income
    tax rate .................................................     $(1,583,161)       $(120,535)
Goodwill amortization ........................................         179,585          242,755
Change in estimate of deferred merchandise liability .........              --       (1,207,680)
State taxes, net of federal benefit ..........................         165,480          149,848
Valuation allowance ..........................................       1,011,607        1,198,463
Other ........................................................         (83,381)          45,773
                                                                   -----------      -----------
Income tax expense (benefit) .................................       $(309,870)        $308,624
                                                                   ===========      ===========

   Components of deferred tax assets and (liabilities) are as follows:

                                                                         December 31,
                                                                             1995
                                                                         --------------
Excess of the book value over tax basis of fixed assets acquired,
    net of depreciation .........................................          $(4,397,043)
Goodwill ........................................................           (1,450,111)
                                                                           -----------
Deferred tax liabilities ........................................           (5,847,154)
Net operating loss carryforwards ................................            3,294,098
Allowance for doubtful accounts .................................            1,203,474
Deferred marketing costs and trust fund income related to
    pre-arranged funeral sales ..................................            2,458,843
Covenants and consulting agreements .............................              872,103
Other ...........................................................              103,863
                                                                           -----------
Deferred tax assets .............................................            7,932,381
Valuation allowance .............................................           (2,951,373)
                                                                           -----------
Net deferred tax liability ......................................            $(866,146)
                                                                           ===========

         The Company has net operating loss carryforwards for tax purposes of approximately $7,311,000 at December 31, 1995 which expire in varying amounts from 2006 through 2010.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1994 and 1995

7. LONG-TERM DEBT

          Long-term debt is as follows:

                                                                                   December 31,
                                                                                      1995
                                                                                  ---------------
Debt in default:
    Acquisition term loans:
    Interest and principal payable quarterly with final installments in July
      1998 through October 2002. Interest at prime rate plus 1.5% (10% at
      December 31, 1995)  ..................................................     $100,355,242
Interest payable monthly with principal due at maturity, May 1996 through
    October 2000. Interest at prime plus 1.75% (10.25% at
    December 31, 1995) .....................................................        8,249,119
Demand notes, interest at lender's prime rate (8.5% at December 31, 1995)           4,550,000
Other, principally seller financing of acquired operations .................        9,109,262
                                                                                 ------------
                                                                                  122,263,623
Less current maturities ....................................................      113,813,885
                                                                                 ------------
                                                                                   $8,449,738
                                                                                 ============

         The Company has a loan agreement with Provident Services, Inc. (Provident) which provides for a revolving credit facility, acquisition term loans and construction term loans. As of December 31, 1995, no additional borrowings are permitted due to the defaults discussed below. Borrowings under the revolving credit facility are for general working capital use and generally have a final maturity date of two years after the borrowing date. The acquisition term loans are used to fund acquisitions and require quarterly payments. Borrowings under this portion of the agreement require the investment of additional capital from the Class A shareholders of the Company if certain debt to equity ratios are exceeded. The construction term loans enable the borrower to construct facility improvements and require quarterly payments. All borrowings bear interest at prime plus 1.5%. Borrowings under the Provident loan agreement are secured by substantially all of the assets of the Company. The loan agreement contains various restrictive covenants that limit additional borrowing, capital expenditures, disposition of assets and payment of dividends. Additionally, the Company is required to maintain specified financial ratios related to cash flow, total liabilities and working capital. There were no borrowings outstanding under the revolving credit facility at December 31, 1995.

         At December 31, 1995, Provident notified the Company that it deemed the Company to be in violation of covenants pertaining to (1) the incurrence of additional indebtedness, (2) notifications, approvals and furnishing of information regarding acquisitions not financed by the principal lender and (3) delivery of audited financial statements within the period specified in the agreement. Asserted violations of the indebtedness covenants also include the assumption of additional indebtedness related to the Company's litigation settlement (See Note 2) and extended payment terms negotiated with one of the Company's principal suppliers. Management disagrees with the lender's assertion that the extension of payment terms by its vendor constitutes prohibited indebtedness. Under the terms of the loan agreement, the lender may call the loans if the Company is in violation of any restrictive covenants. The lender has not waived any of the claimed violations, and accordingly the entire balance of the loans at December 31, 1995 of $100,355,242 has been included in current liabilities. This results in an additional violation of a covenant under the loan agreement regarding the maintenance of working capital ratios. Included in the consolidated balance sheet caption other intangibles at December 31, 1995 is approximately $2.3 million of deferred loan costs related to the aforementioned loans. In the event that the loans are refinanced, the costs will be charged against income as other expense at the time of refinancing.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1994 and 1995

7. LONG-TERM DEBT--(CONTINUED)

         The Company also has an agreement with Heller Financial, Inc. for a $35 million loan facility which provides for a revolving credit facility and an acquisition loan facility as well as letter of credit financing to support certain acquisition-related obligations. The facility carries a fee of one half of one percent on the unused portion. The primary purpose of the facility is to provide funds for future acquisitions. The loan agreement contains various restrictive covenants that require the Company to maintain specified financial ratios. Because the cited violations of the Provident loan agreement have not been waived, cross default provisions in this loan agreement cause a default under the Heller agreement. These defaults allow Heller to call its loans and also preclude the Company from any additional borrowings. Therefore, the entire balance of these loans at December 31, 1995 of $8,249,119 has also been included in current liabilities.

         A portion of the Company's other long-term debt is secured by letters of credit in the amount of $829,000.

         The carrying value of the debt approximates market as a result of its variable interest rate.

         Future maturities on long-term debt at December 31, 1995 are as follows:


         1996.........................................       $113,813,885
         1997.........................................            659,485
         1998.........................................            683,845
         1999.........................................            608,348
         2000.........................................            675,743
         Thereafter...................................          5,822,317
                                                           ---------------
                                                             $122,263,623
                                                           ===============

         Interest paid was approximately $8.7 million and $14.9 million for the years ended 1994 and 1995, respectively.

8. OBLIGATIONS UNDER AGREEMENTS WITH FORMER OWNERS

         The Company has entered into consultative and noncompetition agreements (generally for ten years) with certain officers of the Company and former owners and key employees of businesses acquired. Obligations under these agreements are as follows:


                                                                                       December 31,
                                                                                          1995
                                                                                      ----------------
Obligations under covenants not to compete, amounts payable monthly with final installments in May 1997 through April 2010. bligations have been
       discounted at 10%  ......................................................          $18,079,045
Obligations under consulting agreements, amounts payable monthly with final installments in January 1997 through November 2013. Obligations have been
       discounted at 10% .......................................................            2,920,060
                                                                                          -----------
                                                                                           20,999,105
               Less current maturities .........................................            2,280,929
                                                                                          -----------
                                                                                          $18,718,176
                                                                                          ===========

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                 For the Years Ended December 31, 1994 and 1995

8. OBLIGATIONS UNDER AGREEMENTS WITH FORMER OWNERS, CONTINUED

         Future maturities on these agreements at December 31, 1995 are as follows:



         1996............................................  $2,280,929
         1997.............................................  2,453,646
         1998.............................................  2,484,167
         1999.............................................  2,391,993
         2000.............................................  2,646,345
         Thereafter.......................................  8,742,025
                                                        ---------------
                                                          $20,999,105
                                                        ===============

Certain of the covenants are collateralized by letters of credit of $5.3 million.


9. REDEEMABLE PREFERRED STOCK

         On December 31, 1994 the Company issued 1,957 shares of Preferred Stock with a liquidation value of $1,957,000. Dividends on each share of Preferred Stock accrue on an annual basis at a rate of 18% based upon the sum of the liquidation value plus all accumulated and unpaid dividends thereon.

         The holders of a majority of the Preferred Stock may, at any time, request redemption of all shares of the Preferred Stock. Upon such request, the Company is required to redeem all shares at a price per share equal to the liquidation value thereof plus all accrued and unpaid dividends thereon.

         Upon liquidation or dissolution of the Company, each holder of Preferred Stock will be entitled to be paid, before any distribution or payment is made on any junior securities, an amount in cash equal to the aggregate liquidation value, plus all accrued and unpaid dividends. The holders will not be entitled to any further payment.

10. PRE-ARRANGED FUNERAL TRUSTS

         The Company enters into contracts with customers to pre-arrange funeral services at a fixed price. In certain arrangements, the Company receives payment on the contract from the customer. In turn, the Company invests in a variety of instruments to fund pre-arranged funeral and cremation services and the related merchandise sold but not delivered. Amounts trusted are invested primarily in life insurance contracts, investment grade equity and corporate debt securities, and time deposits. Such investments are subject to the risk that the current market value may fall below cost.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1994 and 1995

10. PRE-ARRANGED FUNERAL TRUSTS, CONTINUED

         The Company has other arrangements under which the customer purchases an insurance policy which is assigned to the Company. The Company does not have control of these policies and is obligated to deliver the service at the fixed price only if the customer delivers the policy proceeds. Both types of these arrangements are reflected in the table below. At December 31, 1995 approximately 39% and 14% of the insurance contracts held to satisfy pre-need contracts represent insurance policies written by two insurance companies.




Cumulative pre-funded funeral services sold           $155,642,543
                                                      ============
Assets held to fund pre-need services:
    Investments in trusted assets, at market           $42,959,613
    Insurance, at face value of policy .....            71,036,319
    Accounts receivable ....................            28,586,306
Other ......................................             3,816,499
                                                      ------------
                                                      $146,398,737
                                                      ============

11. SHAREHOLDERS' EQUITY

         The rights of the Class A and Class B Common Stock are identical except for the payment of distributions on the Common Stock. In the event a distribution is made by the Company, it will be made first to holders of Class A Common Stock in an amount equal to the sum of the shares' unreturned original cost plus any unpaid yield (at a 5% rate of return). Any distribution in excess of this amount will then be paid at a ratio of 9:1 to the holders of Class B and Class A Common Stock, respectively.

12. LEASES

         The annual payments for operating leases (which are primarily for funeral home facilities and vehicles) at December 31, 1995 are as follows:


         1996..............................................  $ 2,330,794
         1997..............................................    1,974,584
         1998..............................................    1,683,663
         1999..............................................    1,373,267
         2000..............................................    1,145,455
         Thereafter........................................    5,551,297
                                                            ============
                                                             $14,059,060
                                                            ============

         The majority of the operating leases for funeral home facilities contain one of the following options: (a) purchase of the property at the fair value at date of expiration; (b) purchase of the property for a value determined at the inception of the lease or (c) renewal of the lease at the fair rental value at the end of the primary term of the lease. In addition, four of the leases contain contingent rentals based upon revenues associated with the location.

         Rent expense paid under operating leases was approximately $2,119,000 and $2,469,000 in 1994 and 1995, respectively, of which approximately 50% and 34%, respectively, was paid to former owners currently employed by the Company.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1994 and 1995

13. CONTINGENCIES

         The Company is a party to legal proceedings in the ordinary course of its business but does not expect the outcome of any such proceedings to have a material adverse effect on the Company's financial position.

14. EMPLOYEE BENEFITS

         The Company has established a 401(k) plan for the benefit of its employees. All full-time employees who have reached the age of 21 and have one year of service with the Company are eligible. Employees may defer 0-20% of their compensation. The Company will match 25% of the employee's contribution up to a maximum of 1% of their salary. Total expense recognized by the Company during 1994 and 1995 was $100,000 and $145,000, respectively.

15. SUBSEQUENT EVENT

         On June 14, 1996 the Company entered into a purchase agreement whereby all shares of the common stock of the Company will be sold to a new company formed by Blackstone Capital Partners II Merchant Banking Fund L.P. and The Loewen Group Inc. for approximately $295 million. The sale of the Company is expected to be completed in mid-September, 1996 and is subject to a number of conditions, including regulatory approvals and financing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective August 26, 1996, in connection with the engagement by the Company's new Management of KPMG Peat Marwick LLP ("KPMG") as its auditor following the Acquisition, Ernst & Young LLP ("E&Y"), Old Prime's auditor prior to the Acquisition, was dismissed. The decision to appoint KPMG in replacement of E&Y as the Company's auditor was approved by the Board of Directors of the Company.

         E&Y's opinion was qualified as of and for the year ended December 31, 1995, in that the financial statements were prepared assuming the Company and its subsidiaries would continue as a going concern. The Company had not complied with certain of its covenants in loan agreements with two of its lenders. These violations constituted events of default which provided the lenders with the right to demand immediate repayment of the debt and related accrued interest. The demand for repayment would raise substantial doubt about the Company's ability to continue as a going concern. The financial statements did not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may have resulted from the outcome of this uncertainty.

         There were no disagreements between the Company and its auditors during E&Y's appointment as auditor for the Company.

         In planning and performing the audit of the consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 1995, and again during their review of the March 31, 1996 consolidated financial statements, the auditors noted certain matters involving the internal control structure and its operation at the Alabama subsidiary that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants.

         Specifically, the auditors found that a number of key reconciliations were not performed during the year at the Alabama subsidiary. Differences between a subsidiary system and the general ledger which affected accounts receivable, deferred revenue, commission payable and accounts payable were not quantified and corrected during the course of the year. In addition, bank reconciliations were not prepared which enabled significant errors to remain undetected for the entire year.

         During the latter half of 1995 and in 1996, management of the Company took steps designed to address the concerns raised by E&Y, including the dedication of corporate personnel to work on site in Alabama to assist in the processing and summarizing of financial data, the replacement of an outside service bureau that had previously been responsible for funeral service accounting at most of the Company's locations and the institution of new and automated accounting systems and procedures overall. Management has undertaken an extensive review of the Company's accounting controls and procedures and believes that appropriate accounting controls and procedures are now being utilized. However, Management will continue to monitor the functioning of its accounting controls and procedures and intends to implement any additional steps necessary.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The current executive officers and directors of the Company, and their ages as of March 15, 1997, are as follows:


                  Name                      Age                          Position

         Gary L. Wright......................51       President and Chief Executive Officer, Director
         Myles S. Cairns.....................42       Chief Financial Officer, Secretary and Treasurer
         Gregory M. Hilgendorf...............47       North Central Regional Vice President
         Robert G. Salerno...................54       Western Regional Vice President
         Bruce L. Woodard....................36       Central Regional Vice President
         Joseph E. Franckewitz...............41       Vice President of Pre-Need Sales
         Warren B. Rudman....................66       Director
         Howard A. Lipson....................33       Director
         John R. Woodard.....................32       Director
         Chinh E. Chu........................30       Director
         Peter K. Grunebaum..................63       Director
         Clifford R. Hinkle..................48       Director

         Mr. Bruce Woodard and Mr. John Woodard are not related.

         The business experience of each of such executive officers and directors is set forth below. References to the "Company" in this Item 10 and in
Item 11 below refer, where applicable, to the Company from and after the Acquisition Closing Date and to Old Prime prior to such date.

         Gary L. Wright joined the Company as President and Chief Executive Officer in August 1996. Prior thereto, Mr. Wright served as Loewen's Divisional Vice President for the Southeast United States, overseeing operations in Alabama, Georgia, Florida and Puerto Rico and managing the operations of over 100 funeral home locations, since June 1993. Previously, he served as Loewen's Regional Manager for the Pacific Northwest, supervising operations in Washington, Oregon and Alaska, from 1989 to 1993. Prior to joining Loewen, Mr. Wright was a partner in the Price-Helton Funeral Chapel which was acquired by Loewen in 1988. Mr. Wright is a past President of the Washington State Funeral Directors Association and a past member of the Board of Governors of the National Funeral Directors Association.

         Myles S. Cairns joined the Company as Chief Financial Officer, Secretary and Treasurer in August 1996. Prior thereto, Mr. Cairns served as Vice President, Operations Controller of Loewen since October 1994. Previously, Mr. Cairns held various positions at Loewen, including Director of Risk Management from November 1993 to October 1994, Director of Operations Planning and Control from 1990 to November 1993 and Corporate Controller from 1985 to 1989.

         Gregory M. Hilgendorf has served as North Central Regional Vice President of the Company since 1992, overseeing operations in Illinois, Indiana, Kentucky, Michigan, Minnesota and Wisconsin. He also has served as a member of the Company's Advisory Board and Senior Management Team. Prior to joining the Company, Mr. Hilgendorf served as President of Olson Funeral Homes from 1982 until its acquisition by the Company in 1992 and was the owner of five Olson funeral homes.

         Robert G. Salerno has served as Western Regional Vice President of the Company since 1993, overseeing operations in Arizona, California and Texas. Prior thereto, Mr. Salerno served in various capacities at Pierce Brothers, beginning in 1960, including Manager, Area Vice President and Senior Vice President.

         Bruce L. Woodard has served as Central Regional Vice President of The Company since 1992, overseeing operations in Arkansas, Iowa, Missouri and Nebraska. Prior thereto, Mr. Woodard was an owner and General Manager of Mason-Woodard Funeral Homes, which operates five funeral homes in southwest Missouri.

         Joseph E. Franckewitz joined the Company as Vice President of Pre-Need Sales in August 1996. Mr. Franckewitz previously served in various capacities at Gibraltar Mausoleum Corporation since 1989, including Regional Sales Manager in Brandon, Florida and Regional Sales Manager in Baltimore, Maryland.

         Warren B. Rudman became a partner of Paul, Weiss, Rifkind, Wharton and Garrison in 1993 after serving two consecutive terms as a United States Senator from New Hampshire, from 1980 through 1992. Senator Rudman was appointed Attorney General of New Hampshire in 1970 and in 1975, he was elected president of the National Association of Attorneys General. Senator Rudman currently serves on the Board of Directors of the Chubb Corporation, Collins & Aikman, the Raytheon Company and the Concord Coalition.

         Howard A. Lipson is Senior Managing Director of The Blackstone Group L.P., which he joined in 1988, and was a Vice President from January 1991 to March 1994. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the Board of Directors of UCAR International Inc., Volume Services, Inc., AMF Group Inc., and Ritvik Holdings, Inc.

         John R. Woodard joined The Blackstone Group L.P. as a Managing Director in 1996. Prior thereto, he was a Vice President at Vestar Capital Partners from 1990 to 1996.

         Chinh E. Chu is a Managing Director of The Blackstone Group L.P., which he joined in 1990. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. from 1988 to 1990.

         Peter K. Grunebaum has been a Director of Fortrend International LLC since February 1996. Prior thereto, he had been a Director of ICA International since April 1989. He currently serves on the Board of Directors of Pre-Paid Legal Services, Inc.

         Clifford R. Hinkle has served as President and a Director of Flagler Capital Corporation since its founding in 1992, as Chief Executive Officer and Chairman of the Board of Directors of Flagler Holdings, Inc. since its formation in January 1996 and as Chairman, President and Chief Executive Officer of Hinkle & Co. since 1992. Prior thereto, he was Executive Director of the State Board of Administration of Florida from 1987 to 1991. Mr. Hinkle also was a Director and President and Chief Executive Officer of MHI Group, Inc. from 1993 until its merger with Loewen Group in 1995. He currently serves on the Board of Directors of Commercial Net Lease Realty.

         Pursuant to the Stockholders' Agreement described in Item 13 below, Blackstone and Loewen designated five and two nominees, respectively, to the Board of Directors of Old Prime. Messrs. Wright, Rudman, Lipson, J. Woodard and Chu were the nominees designated by Blackstone. Messrs. Grunebaum and Hinkle (neither of whom is an officer or a director of Loewen Group) were the nominees designated by Loewen. Pursuant to the Stockholders' Agreement, Loewen will designate one additional nominee. Each of Blackstone's and Loewen's nominees to the Board of Directors of Old Prime also was nominated to the Board of Directors of the Company.

         Directors of the Company (other than Directors who are employed by the Company or Blackstone) will receive $25,000 annually for their service as Directors plus the reimbursement of expenses. Such Directors will not receive a separate fee for service on committees of the Board. Directors of the Company who are employed by the Company or Blackstone will serve without compensation.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth for the fiscal year ended December 31, 1996 the compensation paid by the Company to its Chief Executive Officer and each of the other most highly compensated executive officers (and former executive officers who served during 1996) of the Company.



                                                     Year                               All
                                                    Ended                              Other
     Name and Principal Position                 December 31,  Salary      Bonus    Compensation(1)
     -------------------------------             ------------  -------     -----    ------------

     Gary L. Wright                                  1996        $82,471      --        $2,077
          President and Chief Executive              1995            --       --           --
          Officer, Director

     Gregory M. Hilgendorf                           1996        $93,462  $139,471     $16,048
          Eastern Regional Vice President            1995         85,000      --         1,557

     Peter D. Cooper                                 1996       $130,000   $55,000        $600
          Counsel                                    1995        130,000      --           600

     Robert G. Salerno                               1996        $88,846   $40,000      $2,420
          Western Regional Vice President            1995         76,930      --          --

     Bruce L. Woodard                                1996        $56,462   $30,000      $2,119
          Central Regional Vice President            1995         45,489      --          --

     Thomas H. Johnson                               1996       $223,810   $70,000      $2,354
          Former President and Chief Executive       1995        263,474    15,000         600
          Officer

     Bernhard L. Gaarsoe                             1996       $100,691   $40,000     $14,908
          Former Vice President, Chief               1995        145,998     6,000         600
          Financial Officer,
          Treasurer and Secretary

(1) All Other Compensation includes amounts paid to the named executive officers which may be applied to the payment of medical, dental and life insurance benefits. In addition, All Other Compensation includes moving expenses for Gregory M. Hilgendorf and consulting fees for Bernhard L. Gaarsoe.

Employment Agreements

         The Company has entered into letter agreements with Messrs. Wright and Cairns regarding certain terms of their employment with the Company. The agreements provide that Messrs. Wright and Cairns will be paid a base salary of $225,000 per year, with annual increases at the discretion of the Board of Directors of the Company plus an annual cash bonus. In 1996, such bonus will be at the discretion of the Board, and thereafter such bonus will be equal to a percentage of such executive's salary, which percentage will in turn be based on the extent to which the Company achieves a target EBITDA. For purposes of the employment agreements, EBITDA is defined as Consolidated Cash Flow (as defined in the Indenture between the Company and the trustee thereunder with respect to the Notes). EBITDA is a non-GAAP measure of cash flow. The agreements will provide that the target EBITDA is $35.0 million and $37.7 million for 1997 and 1998, respectively. The target for the following years will be set by the Board.

         The 1997 and 1998 targeted amounts were derived from the stockholders' review of Management's estimates of projected cost savings and increase in revenues following the Acquisition. The target EBITDA is a performance target and is not a forecast of actual performance that will be realized by the Company. Actual performance during the year may differ materially from the targeted amount.

         The agreements further provide that Messrs. Wright and Cairns will be entitled to a long-term incentive bonus at any time that Loewen purchases all of the shares of common stock of Old Prime owned by Blackstone, provided that certain EBITDA targets are achieved. Such bonus will equal $500,000 if such purchase occurs prior to 2002 and will be increased by $100,000 each year thereafter up to a maximum of $900,000.

Other

         The compensation of the executive officers other than Messrs. Wright and Cairns will be determined by the Board of Directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Upon consummation of the Acquisition on August 26, 1996, the Company became a direct, wholly owned subsidiary of Old Prime. The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Old Prime ("Old Prime Common Stock") as of March 24, 1997:


               Name And Address Of Beneficial Owner        Number Of Shares        Percentage Of Common Stock
            ---------------------------------------------------------------------------------------------------

           Blackstone Management Associates II
           L.L.C.(1)                                              758.08824                 77.5%
           Loewen Group International, Inc.(2)                    213.23529                 21.8%
           Gary L. Wright(7)                                         --                       --
           Warren B. Rudman(3)                                       --                       --
           Howard A. Lipson(4)                                       --                       --
           John R. Woodard(4)                                        --                       --
           Chinh E. Chu(4)                                           --                       --
           Peter K. Grunebaum(5)                                     --                       --
           Clifford R. Hinkle(6)                                     --                       --
           Directors and executive officers as a                     --                       --
           group(7) (12 persons)

(1)  544.59536, 158.78262 and 54.71026 shares, respectively, are held by
Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Blackstone Management Associates II L.L.C. ("BMA II"), as the general partner of each of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P., exercises voting and dispositive power with respect to such shares. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the sole stockholders of PSI P&S Corp. ("PSI P&S"), which is the general partner of PSI Management Direct L.P., a Delaware limited partnership ("PSIM"), the holder of 6.61765 shares of Old Prime Common Stock. Messrs. Peterson and Schwarzman are also founding members of BMA II and may be deemed to share beneficial ownership of the shares shown as beneficially owned by BMA II and PSI P&S Corp. Messrs. Peterson and Schwarzman disclaim beneficial ownership of such shares of Old Prime Common Stock. The address for the Blackstone entities, including Messrs. Peterson and Schwarzman, is c/o Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.

(2)  The address for Loewen is 50 River Center Boulevard, Covington, KY 41011.

(3) Mr. Rudman's business address is c/o Paul, Weiss, Rifkind, Wharton & Garrison, 1615 L Street, N.W., Suite 1300, Washington, D.C. 20038.

(4) Messrs. Lipson, Woodard and Chu are affiliated with Blackstone in the capacities described in Item 10 above. Each such person's business address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154. Messrs. Lipson, Woodard and Chu disclaim beneficial ownership of any such shares of Common Stock beneficially owned by BMA II or PSI P&S.

(5) Mr. Grunebaum's business address is c/o Fortrend International LLC, 805 Third Avenue, Suite 2300, New York, New York 10022.

(6) Mr. Hinkle's business address is c/o Flagler Capital Corporation, 215 South Monroe Street, Suite 500, Tallahassee, Florida 32301.

(7) None of the named executive officers owns any shares of Old Prime Common Stock. Each of the executive officers of the Company holds a limited partnership interest in PSIM, the holder of 6.61765 shares (approximately 0.7%) of Old Prime Common Stock; however, such executive officers do not have voting or dispositive power with respect to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The summaries of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement, respectively. Copies of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement are filed as exhibits to this Annual Report on Form 10-K.

Stock Purchase Agreement And Acquisition

         On June 14, 1996, as a precursor to the Acquisition, a company controlled by Blackstone (the "Purchaser") entered into a Stock Purchase Agreement with Loewen Group and all of the holders of capital stock of Old Prime (the "Selling Stockholders"), pursuant to which the Selling Stockholders agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Selling Stockholders, all of the shares of Old Prime held by the Selling Stockholders. At the closing of the Acquisition, the Purchaser assigned back to Old Prime its rights and obligations as Purchaser under the Stock Purchase Agreement, such that at the closing Old Prime repurchased from the Selling Stockholders all of their shares in Old Prime.

         In connection with the Acquisition, (i) Blackstone, Loewen and PSIM contributed $130 million and all of the common stock of the Company to Old Prime (the "Blackstone/Loewen Contribution") in exchange for 100% of the capital stock of Old Prime, resulting in the Company's becoming a wholly owned subsidiary of Old Prime; (ii) Old Prime transferred the shares of all of its directly held subsidiaries and all of its other assets and liabilities to the Company, (iii) the Bank Credit Facilities were entered into, (iv) Old Prime (a) repurchased the shares of its common stock owned by the Selling Stockholders and (b) repaid or defeased existing indebtedness and discharged certain other existing obligations in an aggregate amount of approximately $126.4 million using the proceeds of the Blackstone/Loewen Contribution and a portion of the proceeds of the offering of the Notes and the Bank Term Facility.

Stockholders' Agreement

         In connection with the Acquisition, Blackstone, Loewen and PSIM entered into an agreement with Old Prime (the "Stockholders' Agreement") setting forth certain of their rights and obligations as stockholders of Old Prime.

         The Stockholders' Agreement provides that, subject to the Put/Call Agreement referred to below, (i) neither Blackstone nor Loewen is permitted to transfer any of its respective shares of common stock of Old Prime ("Old Prime Common Stock") without the other's prior written consent, subject to certain exceptions, and (ii) PSIM is not permitted to transfer any of its shares of Old Prime Common Stock without the consent of Blackstone and Loewen.

         Pursuant to the Stockholders' Agreement, Blackstone and Loewen designated five and two nominees as directors, respectively, to the Board of Directors of Old Prime (Loewen has the right thereunder to designate a third nominee as well). The parties to the Stockholders' Agreement further agreed that Old Prime shall cause the Board of Directors of the Company at all times to consist of the same individuals who comprise the Board of Directors of Old Prime. In addition, the Certificate of Incorporation and the By-Laws of Old Prime provide that certain actions by or with respect to Old Prime require a supermajority vote of the Board of Directors and/or the stockholders of Old Prime. See "--Certain Matters Subject to Supermajority Vote."

         The Stockholders' Agreement will terminate following the exercise by either Blackstone or Loewen of its option pursuant to the Put/Call Agreement (as defined below) or on such other date as Blackstone and Loewen may agree.

Put/Call Arrangement

         Pursuant to a separate agreement among Blackstone, PSIM, Loewen Group and Loewen (the "Put/Call Agreement"), (i) Loewen has a call option, exercisable from and after the fourth anniversary of the Acquisition Closing Date until but excluding the sixth anniversary of the Acquisition Closing Date, to purchase all of Blackstone's or PSIM's shares of Old Prime Common Stock (the "Call Option") and (ii) each of Blackstone and PSIM has a put option, exercisable from and after the sixth anniversary of the Acquisition Closing Date until but excluding the eighth anniversary of the Acquisition Closing Date, to require Loewen to purchase Blackstone's or PSIM's, as the case may be, shares of Old Prime Common Stock (the "Put Option"). The option price in each case is derived from a formula based on EBITDA. The performance by Loewen of its obligations under the Put/Call Agreement will be guaranteed by Loewen Group.

         By virtue of the Put/Call Agreement, it is likely that the Company will eventually become a wholly owned subsidiary of Loewen. There can be no assurance, however, that either the Call Option or Put Option will be exercised.

Certain Matters Subject To Supermajority Vote

         The Certificate of Incorporation and/or the By-Laws of Old Prime provide that (1) amendments to the Certificate of Incorporation or By-Laws of Old Prime require the approval of holders of 90% of the issued and outstanding Old Prime Common Stock and (2) transactions involving the merger, consolidation or sale of substantially all of the assets of Old Prime require the unanimous approval of both the Board of Directors and the stockholders of Old Prime.

Administrative Services Agreement

         In connection with the Acquisition, the Company has engaged Loewen to provide certain administrative services and share certain resources (Loewen, in such capacity, being the "Administrative Services Provider") pursuant to the Administrative Services Agreement. Such services will include the licensing of, the maintenance of and the provision of training and other support services with respect to, software, hardware and other information systems; the provision of certain legal services, training and support services relating to certain types of regulatory compliance, risk management services, travel arrangement services and assistance and support with respect to environmental compliance and remediation efforts, and the granting of access to certain telecommunications equipment and services, as well as technical support therefor. In addition, the Administrative Services Provider will provide the Company with the ability to purchase supplies under certain of Loewen's supply agreements with third parties. Also pursuant to the Administrative Services Agreement, Loewen and the Company will contract for, to the extent feasible and cost-effective in particular markets, access to embalming facilities and automobile fleets.

         As compensation for services provided under the Administrative Services Agreement, the Administrative Services Provider receives from the Company, in cash, a fee (the "Administrative Services Fee") payable monthly in arrears and in an aggregate annual amount equal to $250,000 for the first year following the Acquisition Closing Date, to be increased by 2.5% for each year thereafter until the termination of the Administrative Services Agreement. The Company is also required to reimburse the Administrative Services Provider for all out-of-pocket costs and expenses incurred by it from third parties in connection with performing the administrative services described in the Administrative Services Agreement.

         The Administrative Services Agreement is subject to termination (i) automatically on the eighth anniversary of the Acquisition Closing Date, (ii) automatically upon closing following the exercise of the Call Option or the Put Option, (iii) if required pursuant to a legally binding order of a court or any other governmental agency with appropriate jurisdiction, (iv) subject to applicable grace periods and an arbitration requirement in the event of a dispute, upon notice by either the Company or Loewen in the event of a material breach by the other party of any provision of the Administrative Services Agreement and (v) at the option of the Company.

Payment of Certain Fees and Expenses

         In connection with the Acquisition, on the Acquisition Closing Date, affiliates of Blackstone received fees of approximately $3.2 million and the Company reimbursed Blackstone for all out-of-pocket expenses incurred in connection with the Acquisition and Loewen received a consulting fee of $1.5 million and was reimbursed for certain expenses incurred in connection with the Acquisition equal to $1.0 million. In addition, from the Acquisition Closing Date until the date on which Loewen or Blackstone exercises the Call Option or the Put Option, respectively, pursuant to the Put/Call Agreement, an affiliate of Blackstone will receive a monitoring fee equal to $250,000 per annum from the Company.

Formation of PSIM; Loans to Management

         In connection with the Acquisition, on the Acquisition Closing Date, PSIM purchased approximately 0.7% of the Old Prime Common Stock (the "PSIM-Owned Stock"). The limited partnership interests in PSIM were subsequently allocated to Messrs. Wright and Cairns and other officers of the Company (the "PSIM Limited Partners").

          In order to effect such purchase, on the Acquisition Closing Date, the Company made a loan to PSIM, which was evidenced by a note bearing interest at an annual rate of 9% and secured by the PSIM-Owned Stock. PSIM is deemed to have made loans to each of the PSIM Limited Partners in connection with their subscription for limited partnership interests in PSIM. The loan to each of Messrs. Wright and Cairns was in the principal amount of $97,750, evidenced by a note bearing interest at an annual rate of 9% and secured by his limited partnership interest in PSIM.

Agreements Relating to Former Owners

         In October 1996, the Company entered into agreements with certain former owners and Loewen to substitute Loewen as the borrower and to release the Company from any further obligation on its debt of approximately $1,650,000 to the former owners. In connection with these agreements, the Company paid Loewen cash equal to the debt assumed.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents Filed as Part of the Report. Consolidated financial statements and schedules of Prime Succession, Inc. and its subsidiaries filed as part of this report are listed on page 11 of this report.

         (b)      Reports on Form 8-K.   None.

         (c)      Exhibits.


       Exhibit
       -------
       Number                          Document Description
      -------                          --------------------

         3.1*      Certificate of Incorporation of Blackhawk Acquisition Corp.

         3.2* Certificate of Amendment of Certificate of Incorporation of Blackhawk Acquisition Corp. changing its name to Prime Succession Acquisition Corp.

         3.3* Certificate of Amendment of Certificate of Incorporation of Prime Succession Acquisition Corp. changing its name to Prime Succession, Inc.

         3.4*      By-Laws of Prime Succession, Inc.

         4.1* Indenture dated as of August 15, 1996 between Prime Succession Acquisition Corp. and United States Trust Company of New York, as Trustee

         4.2* Form of 10 3/4% Senior Subordinated Note due 2004 (included in Exhibit 4.1)

        10.1(a)* Casket Supply Agreement, dated January 1, 1993, between Batesville Casket Company, Inc. and Prime Succession, Inc.

        10.1(b)* Amendment Agreement, dated August 1994, between Batesville Casket Company, Inc. and Prime Succession, Inc. (with respect to Casket Supply Agreement)

        10.1(c)* Amendment 2, dated May 22, 1995, between Batesville Casket Company, Inc. and Prime Succession, Inc. (with respect to Casket Supply Agreement)

        10.2* Stockholders' Agreement dated as of August 26, 1996 among Prime Succession, Inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P., PSI Management Direct L.P. and Loewen Group International, Inc.

        10.3* Administrative Services Agreement dated as of August 26, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Loewen Group International, Inc.

         10.4* Credit Agreement dated as of August 26, 1996 among Prime Succession, Inc. (to be renamed Prime Succession Holdings, Inc.), Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.), Goldman, Sachs & Co., as syndication agent and arranging agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as administrative agent for such lenders

         10.5* Letter Agreement dated August 1, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Gary Wright.

         10.6* Letter Agreement dated August 1, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Myles Cairns

         10.7* Put/Call Agreement, dated as of August 26, 1996, among Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P., PSI Management Direct L.P., Loewen Group International Inc. and the Loewen Group Inc.

         10.8* Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the individuals or entities listed on the signature pages thereof, The Loewen Group Inc. and Blackhawk Acquisition Corp.

         12        Computation of Ratio of Earnings to Fixed Charges

         21* Subsidiaries of Prime Succession, Inc. (formerly known as Prime Succession Acquisition Corp.)

         27        Financial Data Schedule

                  ------------------

         * Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599).

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PRIME SUCCESSION, INC.

                             /s/ MYLES S. CAIRNS
                             ------------------------------------
                             Myles S. Cairns
                             Chief Financial Officer,
  March 24, 1997             Secretary and Treasurer
-------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             /s/ GARY L. WRIGHT
                             ------------------------------------
                             Gary L. Wright
  March 24, 1997             President, Chief Executive Officer
-------------------

                             /s/ MYLES S. CAIRNS
                             ------------------------------------
                             Myles S. Cairns
                             Chief Financial Officer, Secretary and Treasurer
                             (principal financial officer; principal accounting
  March 24, 1997             officer)
-------------------

                             /s/ WARREN B. RUDMAN
                             ------------------------------------
                             Warren B. Rudman
  March 24, 1997             Director
-------------------

                             /s/ HOWARD A. LIPSON
                             ------------------------------------
                             Howard A. Lipson
  March 24, 1997             Director
-------------------

                             /s/ JOHN R. WOODARD
                             ------------------------------------
                             John R. Woodard
  March 24, 1997             Director
-------------------

                             /s/ CHINH E. CHU
                             ------------------------------------
                             Chinh E. Chu
  March 24, 1997             Director
-------------------

                             /s/ PETER K. GRUNEBAUM
                             ------------------------------------
                             Peter K. Grunebaum
  March 24, 1997             Director
-------------------

                             /s/ CLIFFORD R. HINKLE
                             ------------------------------------
                             Clifford R. Hinkle
  March 24, 1997             Director
-------------------

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                Balance at       Charged to       Charged to                        Balance at
                                                 Beginning         Costs &           Other                            End of
                Description                      of Period        Expenses        Accounts(1)     Deductions(2)       Period
--------------------------------------------  ---------------  ---------------  ---------------  ---------------  ---------------

Current - Allowance for contract
  cancellations and doubtful accounts:
  Year ended December 31,
        1996                                      $2,926,331          371,846          414,900         (878,639)      $2,834,438
        1995                                      $1,929,748          973,561        1,134,613       (1,111,591)      $2,926,331
        1994                                      $2,768,124        1,281,140          103,472       (2,222,988)      $1,929,748

Due after one year - Allowance for
  contract cancellations and doubtful
  accounts:
  Year ended December 31,
        1996                                        $240,704        1,590,125        1,977,607       (1,077,220)      $2,731,216
        1995                                        $213,575                -           27,129                -         $240,704
        1994                                        $493,835                -         (280,260)               -         $213,575

(1) Revision of allowance resulting from purchase accounting adjustments.

(2) Write-off of doubtful accounts.