Form 10-Q
period 1997-03-31
PRIME SUCCESSION INC
filed 1997-05-15
CIK 1023294

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                            -----------------------

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________
                      COMMISSION FILE NUMBER _____________

                             ---------------------

                             PRIME SUCCESSION, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ---------------------


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

                                 (606) 746-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         The number of outstanding shares of Common Stock as of May 13, 1997, was 100.

-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE

PART I.   FINANCIAL  INFORMATION

          ITEM 1. FINANCIAL  STATEMENTS:

          CONSOLIDATED  BALANCE  SHEETS
            as of March 31, 1997 and December 31, 1996                        1

          CONSOLIDATED  STATEMENTS OF OPERATIONS
            for the Three Months Ended March 31, 1997 and March 31, 1996      3

          CONSOLIDATED  STATEMENTS  of  CASH  FLOWS
            for the Three Months Ended March 31, 1997 and March 31, 1996      4

          NOTES to CONSOLIDATED FINANCIAL STATEMENTS                          5

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            6


PART II.  OTHER  INFORMATION

          ITEM 5. OTHER INFORMATION                                          10

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           10


SIGNATURES                                                                   10

                                      (i)

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                    PRIME SUCCESSION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 1997          December 31, 1996
                                                                         --------------           -----------------
                                                                           (unaudited)
                                          ASSETS

Cash and cash equivalents                                                 $    997,472              $  2,985,704
Restricted cash                                                                502,500                 4,388,837
Receivables:

  Trade, less allowance of $3,023,863 and $2,834,438                        11,233,677                11,286,384
  Other                                                                      1,336,563                   785,586
                                                                          ------------              ------------
         Total receivables                                                  12,570,240                12,071,970
                                                                          ------------              ------------
Inventories:
  Merchandise                                                                3,379,189                 2,951,913
  Cemetery lots and mausoleum spaces                                         1,255,392                 1,115,342
                                                                          ------------              ------------

         Total inventories                                                   4,634,581                 4,067,255
                                                                          ------------              ------------
Prepaids and other current assets                                              281,610                   354,576
Prepaid fees to shareholders                                                   250,000                   375,000
Deferred income taxes                                                          371,249                   371,249
                                                                          ------------              ------------

         Total current assets                                               19,607,652                24,614,591
                                                                          ------------              ------------
Property and equipment:
  Land and land improvements                                                16,088,256                16,101,845
  Buildings and improvements                                                45,807,779                45,664,076
  Equipment, furniture and fixtures                                          7,671,651                 7,363,265
  Accumulated depreciation                                                  (1,325,584)                 (741,179)
                                                                          ------------              ------------

         Net property and equipment                                         68,242,102                68,388,007
                                                                          ------------              ------------
Developed cemetery properties                                               13,407,635                12,951,162
Undeveloped cemetery properties                                             30,897,471                30,616,355
Goodwill, less accumulated amortization of $3,228,409 and $1,789,876       227,598,592               228,215,892
Other intangible assets, less accumulated amortization of
  $2,685,395 and $1,548,680                                                 26,616,589                27,621,587
Long-term receivables, less allowance of $2,808,848 and $2,731,216           6,479,327                 5,584,119
Other assets                                                                   619,948                   796,489
                                                                          ------------              ------------
                                                                          $393,469,316              $398,788,202
                                                                          ============              ============

See accompanying notes to interim consolidated financial statements.

                    PRIME SUCCESSION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 1997              December 31, 1996
                                                                              --------------              -----------------
                                                                                (unaudited)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                              $  2,813,874                  $  2,695,283
Other accrued expenses                                                           9,131,155                    11,255,743
Bank indebtedness under revolving loan                                           3,000,000                            --
Current installments of obligations under agreements with
  former owners                                                                  3,326,127                     3,326,127
Current installments of long-term debt                                           1,483,740                     5,253,936
                                                                              ------------                  ------------

         Total current liabilities                                              19,754,896                    22,531,089
                                                                              ------------                  ------------

Deferred merchandise liabilities and revenues, less trust fund deposits         19,859,834                    19,612,190
Obligations under agreements with former owners, less current
  installments                                                                  16,027,737                    17,568,971
Long-term debt, less current installments                                      190,010,548                   189,752,128
Deferred income taxes                                                           18,316,831                    18,316,831
Other long-term liabilities                                                      3,844,228                     4,402,013
Shareholders' equity:
  Common stock, par value $.01 per share, 1,000 shares authorized;
    100 issued and outstanding shares                                                    1                             1
  Additional paid-in capital                                                   129,554,499                   129,554,499
  Accumulated deficit                                                           (3,899,258)                   (2,949,520)
                                                                              ------------                  ------------

         Total shareholders' equity                                            125,655,242                   126,604,980
                                                                              ------------                  ------------
                                                                              $393,469,316                  $398,788,202
                                                                              ============                  ============

See accompanying notes to interim consolidated financial statements.

                    PRIME SUCCESSION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                1997                    1996
                                                                                ----                    ----
                                                                              SUCCESSOR              PREDECESSOR
                                                                               COMPANY                 COMPANY
                                                                               -------                 -------
Revenues:
  Funeral services                                                          $  19,459,911           $  19,215,497
  Cemetery sales                                                                4,735,379               3,304,298
                                                                            -------------           -------------
                                                                               24,195,290              22,519,795
Costs and expenses:
  Funeral homes                                                                12,100,651              12,470,802
  Cemetery                                                                      3,413,840               2,550,382
                                                                            -------------           -------------
                                                                               15,514,491              15,021,184
Corporate and regional general and administrative
  expenses                                                                        877,788               1,766,613
Depreciation and amortization                                                   2,731,659               1,927,251
Legal settlement                                                                       --               6,273,985
                                                                            -------------           -------------
Operating income (loss)                                                         5,071,352              (2,469,238)
                                                                            -------------           -------------
Other expenses:

  Interest expense, including amortization of
      deferred loan costs of $438,473 and $209,231                              5,991,748               3,778,107
  Other                                                                                --                 148,258
                                                                            -------------           -------------
                                                                                5,991,748               3,926,365
                                                                            -------------           -------------
Loss before income taxes                                                         (920,396)             (6,395,603)
Income tax expense                                                                (29,342)               (187,083)
                                                                            -------------           -------------
Net loss                                                                         (949,738)             (6,582,686)
Redeemable Preferred Stock dividend requirements                                       --                (103,917)
                                                                            -------------           -------------
Net loss attributable to common shareholders                                $    (949,738)          $  (6,686,603)
                                                                            =============           =============
Net loss per share attributable to
  common shareholders                                                       $    9,497.38           $          --
                                                                            =============           =============


See accompanying notes to interim consolidated financial statements.

                    PRIME SUCCESSION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                               ---------
                                                                                      1997                      1996
                                                                                      ----                      ----
                                                                                    SUCCESSOR               PREDECESSOR
                                                                                     COMPANY                  COMPANY
                                                                                     -------                  -------
Cash flows from operating activities:

  Net loss                                                                         $  (949,738)            $(6,582,686)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                               3,170,132               2,136,482
         Provision for doubtful accounts                                               176,367                 290,273
         Provision for deferred income taxes                                                --                  44,896
         Legal settlement                                                                   --               6,273,985
         Changes in operating assets and liabilities
            net of effects of acquisition of subsidiaries:
                Receivables                                                         (1,089,661)              2,318,402
                Inventories                                                           (780,272)                (45,413)
                Accounts payable and accrued expenses                               (2,486,103)                 69,085
                Deferred merchandise and revenue (net)                                 221,574                 458,146
                Other                                                               (1,047,602)               (505,289)
                                                                                   -----------             -----------
Net cash provided by (used in) operating activities                                 (2,785,303)              4,457,881
                                                                                   -----------             -----------

Cash flows from investing activities:
  Proceeds from the disposal of assets                                                  27,956                 102,500
  Purchases of property and equipment                                                 (498,571)               (327,175)
  Net cash paid for purchase of business                                              (506,542)               (675,000)
                                                                                   -----------             -----------
Net cash used in investing activities                                                 (977,157)               (899,675)
                                                                                   -----------             -----------

Cash flows from financing activities:
  Proceeds from long-term debt                                                              --                 618,000
  Proceeds from short-term debt                                                      3,000,000                      --
  Payments on long-term debt                                                        (3,570,875)             (1,563,558)
  Payments on obligations under agreements with former owners                       (1,541,234)               (551,043)
  Decrease in restricted cash                                                        3,886,337                      --
                                                                                   -----------             -----------
Net cash provided by (used in) financing activities                                  1,774,228              (1,496,601)
                                                                                   -----------             -----------
Net increase (decrease) in cash and cash equivalents                                (1,988,232)               2,061,605
Cash and cash equivalents at beginning of period                                     2,985,704                  766,349
                                                                                   -----------             ------------
Cash and cash equivalents at end of period                                         $   997,472              $ 2,827,954
                                                                                   ===========             ============

 See accompanying notes to interim consolidated financial statements.

                    PRIME SUCCESSION, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) On August 26, 1996, Prime Succession, Inc.'s (Predecessor Company) capital stock was purchased (the Acquisition) by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates, Loewen Group International, Inc. and PSI Management Direct L.P. A new entity, Prime Succession, Inc. (Successor Company), was formed and became a wholly-owned subsidiary of the Predecessor Company. In connection with the Acquisition, all of the assets and liabilities of the Predecessor Company were transferred to the Successor Company. Collectively, the Predecessor Company and Successor Company are herein referred to as "the Company". Since purchase accounting was reflected in the opening balance sheet of the Successor Company on August 26, 1996, the financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company. Accordingly, a vertical black line is shown to separate the Successor Company financial statements from those of the Predecessor Company for the periods ended prior to August 26, 1996.

(2) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1996 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of March 31, 1997. All such adjustments are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is an operator of funeral homes and cemeteries in the United States. The Company owns 144 funeral homes and 18 cemeteries in 19 states as of May 13, 1997. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries, primarily in non-urban areas of the United States. The Company's consolidated revenues and operating income were approximately $24.2 million and $5.1 million, respectively, for the quarter ended March 31, 1997. Sales of funeral services and cemetery sales accounted for approximately 80% and 20%, respectively, of total net sales for the quarter ended March 31, 1997.

         The Company had no funeral homes when it began operations in 1992 and grew to 146 funeral homes in 1996. In order to achieve this rapid growth, former management was primarily focused on identifying funeral homes to be acquired and consummating acquisitions of such homes rather than on maximizing profitability of the funeral homes and cemeteries which it had acquired. As a result, former management did not take advantage of certain opportunities to improve the efficiency and performance of the funeral homes acquired by the Company. New Management intends to substantially eliminate the Company's acquisition program. In addition, in order to improve the Company's present and long-term operating performance, new Management intends to take advantage of (i) the quality and size of the Company's portfolio of properties, (ii) the opportunity to operate more efficiently those properties located in close proximity to one another, (iii) the shift in focus from acquisitions to profit maximization at existing locations and (iv) the benefits at both local sites and the corporate headquarters from an Administrative Services Agreement with Loewen Group International, Inc. The Company's future results of operations will depend largely upon the ability of Management to successfully implement its business strategy.

RESULTS OF OPERATIONS

         The Company's operations are detailed below for the three months ended March 31, 1997 (Successor Company) and the corresponding period in the prior year (Predecessor Company) expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings (loss) from operations and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of losses before income taxes.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

                                                           Three months ended                Three months ended
                                                                March 31,                        March 31,
                                                                ---------                        ---------
                                                          1997             1996            1997             1996
                                                          ----             ----            ----             ----
                                                          (millions of dollars)                  (percent)
                                                          ---------------------                  ---------
                                                       Successor       Predecessor       Successor       Predecessor
                                                        Company          Company          Company          Company
                                                        -------          -------          -------          -------
REVENUE

     Funeral                                             $19.5            $ 19.2            80.5%            85.3%
     Cemetery                                              4.7               3.3            19.5             14.7
                                                         -----            ------           -----            -----
          Total                                           24.2              22.5           100.0%           100.0%
                                                         =====            ======           =====            =====
GROSS MARGIN

     Funeral                                             $ 7.4           $   6.7            37.9%            34.9%
     Cemetery                                              1.3               0.8            27.7             24.2
                                                         -----            ------
          Total                                            8.7               7.5            36.0%            33.3%
EXPENSES

     General and administrative                            0.9               1.8             3.7%             8.0%
     Cost of legal proceedings                              --               6.3              --             28.0
     Depreciation and amortization                         2.7               1.9            11.2              8.4
                                                         -----           -------
EARNINGS (LOSS) FROM OPERATIONS                            5.1              (2.5)           21.1            (11.1)
     Interest on long-term debt                            6.0               3.8            24.8             16.9
     Other                                                  --               0.1              --               --
     Dividends on preferred securities                      --               0.1              --               --
                                                         -----           -------
LOSS BEFORE INCOME TAXES                                  (0.9)             (6.5)           (3.7)           (28.9)
     Income taxes                                           --              (0.2)             --             (3.1)
                                                         -----           -------
NET LOSS                                                 $(0.9)          $ (6.7)            (3.7)%          (29.8)%
                                                         =====           ======

     Consolidated revenues increased 7.6% to $24.2 million for the three months ended March 31, 1997 compared to $22.5 million for the three months ended March 31, 1996. Funeral service revenues increased 1.6% to $19.5 million, and cemetery revenues increased 42.4% to $4.7 million. Consolidated earnings from operations increased to $5.1 million for the three months ended

March 31, 1997 from $3.8 million for the three months ended March 31, 1996 before the $6.3 million legal settlement with Jeffrey Gamble. Funeral contribution margin was 37.9% and cemetery contribution margin was 27.6% for the three months ended March 31, 1997 compared to 34.9% and 24.2%, respectively, for the three months ended March 31, 1996. Contribution margin is defined as funeral revenues or cemetery revenues, as the case may be, less related cost of sales. On a same-store business, excluding 1996 acquisitions and dispositions , total calls decreased by 457 from 5,682 calls for the three months ended March 31, 1996 to 5,225 calls for the three months ended March 31, 1997. The average revenue per call increased by $371 from $3,344 for the three months ended March 31, 1996 to $3,715 for the three months ended March 31, 1997. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee.

     General and administrative expenses decreased to $0.9 million for the three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996. As a percentage of consolidated revenue, general and administrative expense decreased to 3.7% for the three months ended March 31, 1997 compared to 8.0% for the three months ended March 31, 1996. General and administrative expenses decreased due to the elimination of Corporate Development staff as well as the implementation of a more efficient area management system. The majority of the Company's funeral service locations and cemeteries are managed by area management in geographic clusters. The clusters are established primarily in non-urban areas. The area manager has better day to day management of the locations with reduced overhead and travel expenses.

     The Company has also restructured its accounting and information systems to be more effective and efficient. The Company has chosen Lawson Software, the Web Enterprise Company, to provide software supporting a major systems upgrade project underway at the Company that is expected to enable the Company to connect all cluster operations with timely operating and financial information in a cost effective manner. The Company intends to begin using this state of the art financial package in the second quarter of 1997.

     Depreciation and amortization increased $0.8 million to $2.7 million for the three months ended March 31, 1997 compared to $1.9 million for the three months ended March 31, 1996. The increase is due to purchase accounting entries related to the Acquisition of the Company.

     Interest on long-term debt increased by $2.2 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 as a result of additional borrowings by the Company to finance the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of cash have been funds provided by operating activities, proceeds from additional long-term debt and, prior to the Acquisition, capital contributions by the Company's then majority shareholder.

     As of March 31, 1997, the Company had a net working capital deficit of $0.1 million and a current ratio of 0.99:1, compared to a net working capital of $2.1 million and a current ratio of 1.09:1 as of December 31, 1996.

     Under the Bank Revolving Facility (as defined below), the Company may borrow up to $25.0 million for general corporate purposes until August 26, 2001. The loans thereunder bear interest at the Base Rate or the Adjusted Eurodollar Rate, each as defined thereunder. There is a commitment fee of 0.5% on the unused portion of the credit line. There were outstanding borrowings of $3.0 million on the credit line as of March 31, 1997.

     Net cash used in operating activities was $2.8 million for the three months ended March 31, 1997, compared to net cash provided by operating activities of $4.5 million for the same period in 1996, for a decrease of $7.3 million. The legal settlement of $6.3 million in the three months ended March 31, 1996 is the primary source of the decrease. The net increase of $3.4 million in accounts receivable is attributable to increased pre-need sales. The increase of $0.8 million in inventories is attributable to the Company's remerchandising of all of its selection rooms and cemetery inventory development. Accounts payable and other operating liabilities decreased by a total of $3.3 million. The net loss from operating activities was reduced by $5.6 million as well as $0.9 million of increased non-cash adjustments for depreciation and amortization of goodwill and deferred finance costs.

     Net cash used in investing activities primarily relates to the purchase and implementation of Lawson financial systems and routine capital improvements to the Company's facilities. The Company also acquired two cemeteries in January 1997 for $0.5 million.

     Net cash provided by financing activities represents the release of $3.9 million in restricted cash that had been restricted pursuant to the Bank Credit Facilities (as defined below) and $3.0 million in borrowings on the operating line of credit. This was offset by the $1.5 million payment to satisfy certain obligations under agreements with former owners of funeral homes and cemeteries and other payments on long- term debt of $3.6 million.

     Contemporaneously with the consummation of the acquisition (the "Acquisition") of the Company's parent in August 1996, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $90 million, the proceeds of which were used to finance the Acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility"; together with the Bank Term Facility, the "Bank Credit Facilities") in an aggregate principal amount of up to $25 million, the proceeds of which will be used for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. The Bank Term Facility will mature on August 26, 2003 and the Bank Revolving Facility will mature on August 26, 2001. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $4 million in the fourth year after the Bank Closing; $9 million in the fifth year after the Bank Closing; $12.5 million in the sixth year after the Bank Closing and $61.5 million upon the maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

     All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, by Prime Succession Holdings, Inc., the Parent Company, and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantors under the Bank Credit Facilities and the Bank Guarantees are secured by first priority security interests in all existing and future assets (other than real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

     As of March 31, 1997, the Company had $194.4 million of indebtedness outstanding and $22 million of borrowing availability under the Bank Revolving Facility. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an event of default under the Bank Credit Facilities or the Indenture relating to the Notes. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

                                    PART II

ITEM 5 - OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, plans to increase revenues, reduce general and administrative expense and take advantage of synergies, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         The Exhibits, as shown in the "Index of Exhibits", attached hereto as pages 11 and 12, are filed as a part of this Report.


                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                PRIME SUCCESSION, INC.

                                                /s/ MYLES S. CAIRNS
                                                ------------------------
                                                Myles S. Cairns
                                                Chief Financial Officer,
                                                Secretary and Treasurer

May 13, 1997

                                        INDEX OF EXHIBITS

(A) EXHIBIT
    NUMBER                    DOCUMENT DESCRIPTION
    ------                    --------------------

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

     10.4* Credit Agreement dated as of August 26, 1996 among Prime Succession, Inc. (to be renamed Prime Succession Holdings, Inc.), Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.), Goldman, Sachs & Co., as syndication agent and arranging agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as administrative agent for such lenders.

     10.6* 10.5*Letter Agreement dated August 1, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Gary Wright.

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

(A) EXHIBIT
    NUMBER                    DOCUMENT DESCRIPTION
    ------                    --------------------

      12    Computation of Ratio of Earnings to Fixed Charges

      21* Subsidiaries of Prime Succession, Inc. (formerly known as Prime Succession Acquisition Corp.)

      27    Financial Data Schedule


*     Incorporated by reference to the Exhibits to the Company's
      Registration Statement on Form S-4 (Registration No. 333-14599).

(B)   Reports on Form 8-K

      None