Form 10-Q
period 1997-06-30
PRIME SUCCESSION INC
filed 1997-08-15
CIK 1023294

_______________________________________________________

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                       ______________________

                              FORM 10-Q
                       _______________________

(Mark One)
    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1997

                                 OR

    [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
                Commission file number _____________

                        _____________________

                       PRIME SUCCESSION, INC.
       (Exact name of registrant as specified in its charter)
                        _____________________


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes    X           No ______

     The number of outstanding shares of Common Stock as of August 13, 1997, was 100.
                -----------------------------------------------




































                            TABLE  OF  CONTENTS



                                                                         Page
Part I. FINANCIAL  INFORMATION

        Item 1.  FINANCIAL  STATEMENTS:

        CONSOLIDATED  BALANCE  SHEETS
          as of June 30, 1997 and December 31, 1996                        1

        CONSOLIDATED  STATEMENTS OF OPERATIONS
          for the Three Months Ended June 30, 1997 and 1996
          and the Six Months Ended June 30, 1997 and 1996                  3

        CONSOLIDATED  STATEMENTS  of  CASH  FLOWS
          for the Six Months Ended June 30, 1997 and 1996                  4

        NOTES  to INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS             5

        Item 2. MANAGEMENT'S  DISCUSSION  and  ANALYSIS
                of FINANCIAL  CONDITION  and  RESULTS  of OPERATIONS       6


Part II. OTHER  INFORMATION

        Item 5. OTHER INFORMATION                                         12

        Item 6. EXHIBITS and  REPORTS  on  FORM  8-K                      12


SIGNATURES                                                                12

                                (i)
















































                                   PART I

ITEM 1.   FINANCIAL STATEMENTS



               PRIME SUCCESSION, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets

                                             June 30, 1997   December 31, 1996
                                              (unaudited)

                                   Assets

Cash and cash equivalents                      $ 1,564,253      $ 2,985,704
Restricted cash                                         --        4,388,837
Receivables:
  Trade, less allowance of $2,514,376
 and $2,834,438                                 12,961,295       11,286,384
  Other                                          1,147,429          785,586
                                                ----------       ----------
     Total receivables                          14,108,724       12,071,970
                                                ----------       ----------
Inventories:
  Merchandise                                    3,762,922        2,951,913
  Cemetery lots and mausoleum spaces             1,918,008        1,115,342
                                                 ---------        ---------
     Total inventories                           5,680,930        4,067,255
                                                 ---------        ---------
Prepaids and other current assets                  299,498          354,576
Prepaid fees to shareholders                       125,000          375,000
Deferred income taxes                              446,249          371,249
                                                ----------       ----------
     Total current assets                       22,224,654       24,614,591
                                                ----------       ----------
Property and equipment:
  Land and land improvements                    16,091,870       16,101,845
  Buildings and improvements                    46,021,510       45,664,076
  Equipment, furniture and fixtures              8,197,545        7,363,265
  Accumulated depreciation                     (1,907,140)        (741,179)
                                               -----------       ----------
     Net property and equipment                 68,403,785       68,388,007
                                               -----------       ----------
Developed cemetery properties                   12,374,257       12,951,162
Undeveloped cemetery properties                 31,139,560       30,616,355
Goodwill, less accumulated amortization
of $4,667,974 and $1,789,876                   226,756,662      228,215,892
Other intangible assets, less accumulated
amortization of $3,728,303 and $1,548,680       25,335,072       27,621,587
Long-term receivables, less allowance of
$2,966,837 and $2,731,216                        7,367,589        5,584,119
Other assets                                       621,569          796,489
                                               -----------      -----------
                                              $394,223,148     $398,788,202
                                               ===========      ===========
See accompanying notes to interim consolidated financial statements.

               PRIME SUCCESSION, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets

                                             June 30, 1997   December 31, 1996
                                              (unaudited)


                Liabilities and Shareholders' Equity


Accounts payable                              $  2,408,577     $  2,695,283
Other accrued expenses                          11,076,787       11,255,743
Bank indebtedness under revolving loan           3,000,000               --
Current installments of obligations under
agreements with former owners                    2,639,344        3,326,127
Current installments of long-term debt           1,423,675        5,253,936
                                                ----------       ----------
     Total current liabilities                  20,548,383       22,531,089
                                                ----------       ----------
Deferred merchandise liabilities and revenues,
less trust fund deposits                        20,670,182       19,612,190
Obligations under agreements with former owners,
less current installments                       15,804,975       17,568,971
Long-term debt, less current installments      190,411,593      189,752,128
Deferred income taxes                           18,316,831       18,316,831
Other long-term liabilities                      3,537,429        4,402,013
Shareholders' equity:
  Common stock, par value $.01 per share,
    1,000 shares authorized;
    100 issued and outstanding shares                    1                1
  Additional paid-in capital                   129,554,499      129,554,499
  Accumulated deficit                          (4,620,745)      (2,949,520)
                                              ------------     ------------
     Total shareholders' equity                124,933,755      126,604,980
                                              ------------     ------------
                                              $394,223,148     $398,788,202
                                              ============     ============
See accompanying notes to interim consolidated financial statements.

               PRIME SUCCESSION, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                             (unaudited)


                              Three Months Ended      Six Months Ended
                                   June 30,               June 30,
                            1997            1996        1997        1996
                          Successor      Predecessor  Successor   Predecessor
                           Company         Company     Company     Company

Revenues:
Funeral services         $18,408,473    $17,776,346   $37,868,384  $36,991,843
Cemetery sales             5,955,431      3,491,057    10,690,810    6,795,355
                         -----------    -----------   ----------- ------------
                          24,363,904     21,267,403    48,559,194   43,787,198

Costs and expenses:
Funeral homes             11,588,419     12,454,641    23,689,070   24,925,443
Cemetery                   4,203,241      2,424,469     7,617,081    4,974,851
                         -----------    -----------   -----------  -----------
                          15,791,660     14,879,110    31,306,151   29,900,294

Corporate general and
administrative expenses     833,191       1,903,797     1,710,979    3,670,410
Depreciation and
amortization              2,692,261      1,905,514      5,423,920    3,832,765
Legal settlement              --            70,328          --       6,344,313
                        -----------    -----------    -----------  -----------
Operating income          5,046,792      2,508,654     10,118,144       39,416
                        -----------    -----------    -----------   ----------

Other expenses (income):
Interest expense, including
amortization ofdeferred
loan costs (see Note 2)   5,771,936     3,827,522     11,763,684     7,605,629
Other income                  --         (242,428)         --          (94,170)
                        -----------   -----------    -----------    ----------
                          5,771,936     3,585,094     11,763,684     7,511,459
                        -----------   -----------    -----------    ----------
Loss before income taxes   (725,144)   (1,076,440)    (1,645,540)   (7,472,043)
Income tax benefit (expense)  3,657       (66,376)       (25,685)     (253,459)
                        -----------    -----------    -----------   ----------
Net loss                  (721,487)    (1,142,816)    (1,671,225)   (7,725,502)
Redeemable Preferred Stock
dividend requirements        --          (103,916)         --         (207,833)
                        -----------    -----------    -----------   -----------
Net loss attributable to
common shareholders      $(721,487)   $(1,246,732)   $(1,671,225)  $(7,933,335)
                         ==========   ============   ============  ============
Net loss per share
attributable to
common shareholders      $ 7,214.87   $     --       $  16,712.25  $    --
                         ==========   ============   ============  ============

See accompanying notes to interim consolidated financial statements.

               PRIME SUCCESSION, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                             (unaudited)



                                                Six Months Ended
                                                    June 30,
                                               1997                 1996
                                       Successor Company   Predecessor Company


Cash flows from operating activities:
Net loss                             $    (1,671,225)         $  (7,725,502)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
     Depreciation and amortization         6,314,790              4,256,046
     Provision for doubtful accounts         448,775                 35,653
     Provision for deferred income taxes       --                    44,896
     Legal settlement                          --                 6,344,313
     Payment on legal settlement               --                (1,050,000)
     Changes in operating assets and
     liabilities net of effects of
     acquisition of subsidiaries:
         Receivables                      (3,354,044)              (635,953)
         Inventories                      (1,264,813)               (67,508)
         Accounts payable and accrued
         expenses                         (1,189,968)             1,023,715
         Deferred merchandise liabilities
         and revenue (net)                 1,031,922              1,724,935
         Other                            (1,615,799)              (481,529)
                                         ------------           ------------
Net cash provided by (used in) operating
activities                                (1,300,362)             3,469,066
                                         ------------           ------------

Cash flows from investing activities:
 Proceeds from the disposal of assets        175,598                148,210
 Purchases of property and equipment      (1,423,826)              (939,584)
 Net cash paid for purchase of business     (506,542)              (675,000)
                                         ------------           ------------
Net cash used in investing activities     (1,754,770)            (1,466,374)
                                         ------------           ------------

Cash flows from financing activities:
 Proceeds from long-term debt                530,223                618,000
 Proceeds from short-term debt             3,000,000                  --
 Payments on long-term debt               (3,777,183)            (1,878,146)
 Payments on obligations under agreements
 with former owners                       (2,508,196)            (1,079,870)
 Decrease in restricted cash               4,388,837                  --
 Capital Contributions                         --                 3,000,000
                                         ------------           ------------
Net cash provided by financing activities  1,633,681                659,984
                                         ------------           ------------
Net increase (decrease) in cash and cash
equivalents                               (1,421,451)             2,662,676
Cash and cash equivalents at beginning
of period                                  2,985,704                766,349
                                         ------------           ------------
Cash and cash equivalents at end of
period                                   $ 1,564,253            $ 3,429,025
                                         ===========            ===========


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

(2)  Interest expense includes amortization of deferred loan costs as follows:


                          Three Months Ended               Six Months Ended
                               June 30,                         June 30,
                          1997         1996               1997         1996

                       Successor  Predecessor          Successor  Predecessor
                        Company     Company             Company     Company

                       $452,397    $214,050            $890,870     $423,281

(3) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended
     December 31, 1996 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of June 30, 1997. All such adjustments are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company is an operator of funeral homes and cemeteries in the United States. The Company owns 143 funeral homes and 19 cemeteries in 20 states as of August 13, 1997. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries, primarily in non-urban areas of the United States.

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

Results of Operations

     The Company's operations are detailed below for the three months and the six months ended June 30, 1997 (Successor Company) and the corresponding period in the prior year (Predecessor Company) expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings (loss) from operations and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of losses before income taxes.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

                         Three months ended              Three months ended
                              June 30,                         June 30,
                         1997          1996              1997          1996
                       (millions of dollars)                 (percent)
                       Successor  Predecessor        Successor    Predecessor
                        Company     Company            Company      Company

Revenue
 Funeral                $18.4         $17.8              75.4%         83.6%
 Cemetery                 6.0           3.5              24.6          16.4
                        -----         -----             ------        ------
 Total                  $24.4         $21.3             100.0%        100.0%
                        =====         =====             ======        ======
Gross Margin
 Funeral                 $6.8          $5.3              36.9%         29.8%
 Cemetery                 1.8           1.1              30.0          31.4
                        -----         -----             ------        ------
 Total                    8.6           6.4              35.2          30.0

Expenses
 General and
 administrative           0.8           1.9               3.3           8.9
 Cost of legal
 proceedings              --            0.1                --           0.5
 Depreciation and
 amortization             2.7           1.9              11.1           8.9
                        -----         -----             ------        ------
Earnings From Operations  5.1           2.5              20.9          11.7
Interest on long-term
debt                      5.8           3.8              23.8          17.8
  Other Income             --          (0.2)               --          (0.9)
                        -----         -----             ------        ------
Loss Before Income Taxes (0.7)         (1.1)             (2.9)         (5.2)
  Income taxes             --          (0.1)               --          (9.1)
                        -----         -----             ------        ------
Net Loss                $(0.7)        $(1.2)             (2.9)%        (5.6)%
                      ========       =======            ======        =======
  Consolidated revenues increased 14.6% to $24.4 million for the three months ended June 30, 1997 compared to $21.3 million for the three months ended
June 30, 1996. Sales of funeral services and cemetery sales accounted for 75.4% and 24.6%, respectively, of total revenues for the three months ended June 30, 1997 compared to 83.6% and 16.4%, respectively, for the three months ended June 30, 1996. The increase in earnings from operations of $2.6 million is due to enhanced pricing, merchandising and significant reduction in funeral operating expenses for the period. Funeral service revenues increased 3.4% to $18.4 million, and cemetery revenues increased 71.4% to $6.0 million. Consolidated earnings from operations increased to $5.1 million for the three months ended June 30, 1997 from $2.5 million for the three months ended June 30, 1996. Funeral contribution margin was 36.9% and cemetery contribution margin was 30.0% for the three months ended June 30, 1997 compared to 29.8% and 31.4%, respectively, for the three months ended June 30, 1996. Contribution margin is defined as funeral revenues or cemetery revenues, as the case may be, less related cost of sales. On a same-store business, excluding 1996 acquisitions and dispositions, total calls decreased by 229 from 4,978 calls for the three months ended June 30, 1996 to 4,749 calls for the three months ended June 30, 1997. The average revenue per call increased by $445 from $3,431 for the three months ended June 30, 1996 to $3,876 for the three months ended June 30, 1997. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee.

   General and administrative expenses decreased to $0.8 million for the three months ended June 30, 1997 from $1.9 million for the three months ended June 30, 1996. As a percentage of consolidated revenue, general and administrative expense decreased to 3.3% for the three months ended June 30, 1997 compared to 8.9% for the three months ended June 30, 1996. General and administrative expenses decreased due to the elimination of Corporate Development staff as well as the implementation of a more efficient area management system. The majority of the Company's funeral service locations and cemeteries are managed
by area management in geographic clusters.   The clusters are established
primarily in non-urban areas. The area manager has better day to day management of the locations with reduced overhead and travel expenses.

   The Company has also restructured its accounting and information systems to be more effective and efficient. The Company has chosen Lawson Software to provide software supporting a major systems upgrade project underway at the Company that is expected to enable the Company to connect all cluster operations with timely operating and financial information in a cost effective manner. The Company began using this state of the art financial package in the second quarter of 1997.

   Depreciation and amortization increased $0.8 million to $2.7 million for the three months ended June 30, 1997 compared to $1.9 million for the three months ended June 30, 1996. The increase is due to the application of purchase accounting related to the Acquisition of the Company.

   Interest on long-term debt increased by $2.0 million to $5.8 million for the three months ended June 30, 1997 compared to $3.8 million for the three months ended June 30, 1996 as a result of additional borrowings by the Company to finance the Acquisition.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

                          Six months ended               Six months ended
                              June 30,                       June 30,
                         1997          1996             1997          1996
                       (millions of dollars)                 (percent)
                      Successor    Predecessor         Successor    Predecessor
                       Company       Company            Company       Company
Revenue
  Funeral               $37.9         $37.0              78.0%          84.5%
  Cemetery               10.7           6.8              22.0           15.5
                        -----         -----             ------         ------
      Total             $48.6         $43.8             100.0%         100.0%
                        =====         =====             ======         ======
Gross Margin
  Funeral               $14.1         $12.1              37.2%          32.7%
  Cemetery                3.1           1.8              29.0           26.5
                         ----          ----              -----          -----
      Total              17.2          13.9              35.4           31.7
Expenses
  General and
    administrative        1.7           3.7               3.5            8.4
  Cost of legal
    proceedings            --           6.3                --           14.4
  Depreciation and
    amortization          5.4           3.8              11.1            8.7
                         ----          ----              ----           -----
Earnings From Operations 10.1           0.1              20.8            0.2
  Interest on long-term
    debt                 11.8           7.6              24.3           17.4
  Other Income             --          (0.1)               --           (0.2)
Loss Before Income Taxes (1.7)         (7.4)             (3.5)         (16.9)
  Income taxes             --          (0.3)               --           (4.1)
                         -----         -----             ------        ------
Net Loss                $(1.7)        $(7.7)             (3.5)%        (17.6)%
                        ======        ======             ======        ======
   Consolidated revenues increased 11.0% to $48.6 million for the six months ended June 30, 1997 compared to $43.8 million for the six months ended June 30, 1996. Sales of funeral services and cemetery sales accounted for 78.0% and 22.0%, respectively, of total revenues for the six months ended June 30, 1997 compared to 84.5% and 15.5%, respectively, for the six months ended June 30, 1996. Funeral service revenues increased 2.4% to $37.9 million, and cemetery revenues increased 57.4% to $10.7 million. Consolidated earnings from operations increased to $10.1 million for the six months ended June 30, 1997 from $6.4 million for the six months ended June 30, 1996 before the $6.3 million legal settlement with Jeffrey Gamble. The increase in earnings from operations of $3.7 million is due to enhanced pricing, merchandising and significant reduction in funeral operating expenses for the period. Funeral contribution margin was 37.2% and cemetery contribution margin was 29.0% for the six months ended June 30, 1997 compared to 32.7% and 26.5%, respectively, for the six months ended June 30, 1996. Contribution margin is defined as funeral revenues or cemetery revenues, as the case may be, less related cost of sales. On a same-store business, excluding 1997 acquisitions and dispositions , total calls decreased by 686 from 10,660 calls for the six months ended June 30, 1996 to 9,974 calls for the six months ended June 30, 1997. The average revenue per call increased by $366 from $3,431 for the six months ended June 30, 1996 to $3,797 for the six months ended June 30, 1997. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee.

   General and administrative expenses decreased to $1.7 million for the six months ended June 30, 1997 from $3.7 million for the six months ended June 30, 1996. As a percentage of consolidated revenue, general and administrative expense decreased to 3.5% for the six months ended June 30, 1997 compared to 8.4% for the six months ended June 30, 1996. General and administrative expenses decreased due to the elimination of Corporate Development staff as well as the implementation of a more efficient area management system. The majority of the Company's funeral service locations and cemeteries are managed
by area management in geographic clusters.   The clusters are established
primarily in non-urban areas. The area manager has better day to day management of the locations with reduced overhead and travel expenses.

   The Company has also restructured its accounting and information systems to be more effective and efficient. The Company has chosen Lawson Software to provide software supporting a major systems upgrade project underway at the Company that is expected to enable the Company to connect all cluster operations with timely operating and financial information in a cost effective manner. The Company began using this state of the art financial package in the second quarter of 1997.

   Depreciation and amortization increased $1.6 million to $5.4 million for the six months ended June 30, 1997 compared to $3.8 million for the six months ended June 30, 1996. The increase is due to the application of purchase accounting related to the Acquisition of the Company.
                                -9-
   Interest on long-term debt increased by $4.2 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 as a result of additional borrowings by the Company to finance the Acquisition.

Liquidity and Capital Resources

   Historically, the Company's primary sources of cash have been funds provided by operating activities, proceeds from additional long-term debt and, prior to the Acquisition, capital contributions by the Company's then majority shareholder.

   As of June 30, 1997, the Company had a net working capital of $1.7 million and a current ratio of 1.08:1, compared to a net working capital of $2.1 million and a current ratio of 1.09:1 as of December 31, 1996.

   Under the Bank Revolving Facility (as defined below), the Company may borrow up to $25.0 million for general corporate purposes until August 26, 2001.
The loans thereunder bear interest at the Base Rate or the Adjusted Eurodollar Rate, each as defined thereunder. There is a commitment fee of 0.5% on the unused portion of the credit line. There were outstanding borrowings of $3.0 million on the credit line as of June 30, 1997.

   Net cash used in operating activities was $1.3 million for the six months ended June 30, 1997, compared to net cash provided by operating activities of $3.5 million for the same period in 1996, for a decrease of $4.8 million. The net loss was reduced by $6.0 million from $7.7 million in 1996 compared to 1996 and non-cash adjustments increased by $2.5 million compared to 1996 for depreciation and amortization of goodwill, deferred finance costs and provision for doubtful accounts. The decrease in legal settlements of $5.3 million is the most significant change compared to 1996. The net increase of $2.7 million in accounts receivable compared to 1996 is attributable to increased pre-need sales. The increase of $1.2 million in inventories compared to 1996 is attributable to the Company's remerchandising of all of its selection rooms and cemetery inventory development. Accounts payable and other operating liabilities required a total of $1.2 million for the six months ended June 30, 1997 compared to $1.0 million provided for the same period in 1996.

   The net increase of $0.3 million compared to 1996 in net cash used in investing activities primarily relates to the purchase of a funeral home building for $0.7 million that was previously leased. The routine capital improvements to the Company's facilities is comparable to the prior year. The Company also acquired two cemeteries in January 1997 for $0.5 million.

   Net cash provided by financing activities represents the release of $4.4 million in restricted cash that had been restricted pursuant to the Bank Credit Facilities (as defined below) and $3.0 million in borrowings on the operating line of credit. This was offset by the $2.5 million payment to satisfy certain obligations under agreements with former owners of funeral homes and cemeteries and other payments on long- term debt of $3.8 million.

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

   All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, by Prime Succession Holdings, Inc., the Parent Company, and each of the Company's existing and future domestic subsidiaries (the "Bank
Guarantors").   All obligations of the Company and the Bank Guarantors under the Bank Credit Facilities and the Bank Guarantees are secured by first priority security interests in all existing and future assets (other than real property and vehicles covered by certificates of title) of the Company and the
Bank Guarantors.   In addition, the Bank Credit Facilities are secured by a
first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.
                                -10-


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

   As of June 30, 1997, the Company had $194.8 million of indebtedness outstanding and $22 million of borrowing availability under the Bank Revolving Facility. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an event of default under the Bank Credit Facilities or the Indenture relating to the Notes. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

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


                                             PRIME SUCCESSION, INC.

                                             /s/ MYLES S. CAIRNS
                                             -----------------------
                                             Myles S. Cairns
                                             Chief Financial Officer,
                                             Secretary and Treasurer

August 13, 1997

                             INDEX OF EXHIBITS


(a) Exhibit
    Number              Document Description

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

    10.2* Stockholders' Agreement dated as of August 26, 1996 among Prime Succession, Inc. (to be renamed Prime Succession Holdings,Inc.), Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P., PSI Management Direct L.P. and Loewen Group International, Inc.

    10.3* Administrative Services Agreement dated as of August 26, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Loewen Group International, Inc.

    10.4* Credit Agreement dated as of August 26, 1996 among Prime Succession, Inc. (to be renamed Prime Succession Holdings,Inc.), Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.), Goldman, Sachs & Co., as syndication agent and arranging agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as administrative agent for such lenders.

    10.5* Letter Agreement dated August 1, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Gary Wright.

    10.6* Letter Agreement dated August 1, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Myles Cairns

    10.7* Put/Call Agreement, dated as of August 26,1996, among Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P., PSI Management Direct L.P., Loewen Group International Inc. and the Loewen Group Inc.

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

         12        Computation of Ratio of Earnings to Fixed Charges

         21* Subsidiaries of Prime Succession, Inc. (formerly known as Prime Succession Acquisition Corp.)

         27        Financial Data Schedule

* Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599).


(b)      Reports on Form 8-K

         None

Exhibit 12

Prime Succession, Inc. and subsidiaries
Ratio of Earnings to Fixed Charges
(Dollars in Thousands)


                           Three months ended          Six months ended
                                 June 30,                  June 30,
                            1997          1996        1997          1996
                          Successor    Predecessor  Successor    Predecessor
                           Company       Company     Company       Company

Ratio of Earnings to
  Fixed Charges

Earnings:
  Loss before income
     taxes                  (725)          (1,076)      (1,645)      (7,472)
  Add:  Fixed charges,
     net                   5,981            4,052       12,173        8,083

Income before income taxes
  and fixed charges, net   5,256            2,976       10,528          611

Fixed Charges:
  Total interest
     expense (1)           5,772            3,828       11,764        7,606
  Interest factor
     in rents (2)            209              224          409          477

  Total fixed charges      5,981            4,052       12,173        8,083

Ratio of earnings to
 fixed charges              0.88             0.73         0.86         0.08

Coverage deficiency (3)      725            1,076        1,645        7,472


FN

(1) Total interest expense for each period includes amortization of loan costs.

(2) Interest factor in rents represents one-third of rent expense, which is considered representative of the interest factor.

(3) The Company's earnings are inadequate to cover fixed charges for all periods indicated above. Coverage deficiency represents the excess of fixed charges over income before income taxes and fixed charges, net.





































Exhibit 27

Prime Succession, Inc. and subsidiaries
Financial Data Schedule

This schedule contains summary financial information extracted from the unaudited interim consolidated financial statements of Prime Succession, Inc. and subsidiaries, for the six months ended June 30, 1997 and is qualified in its entirety by reference to such financial statements.

multiplier 1,000

Period type                   6-mos
Fiscal year end               Dec-31-1997
Period end                    June 30-1997
cash                                 1,564
securities                              --
receivables                         16,623
allowances                           2,514
inventory                            5,681
current assets                      22,225
pp&e                                70,311
depreciation                         1,907
total assets                       394,223
current liabilities                 20,548
bonds                              206,217
common                                   -
preferred mandatory                      -
preferred                                -
other se                           129,554
total liabilities and equity       394,223
sales                               48,559
total revenues                      48,559
cgs                                 31,306
total costs                         31,306
other expenses                       7,135
loss provision                         449
interest expense                    11,764
income pretax                       (1,645)
income tax                              26
income continuing                   (1,671)
discontinued                             -
extraordinary                            -
changes                                  -
net income                          (1,671)
eps primary                              -
eps fully diluted                        -