Form 10-Q
period 1997-09-30
PRIME SUCCESSION INC
filed 1997-11-12
CIK 1023294

--------------------------------------------------


                           SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                   ----------------------

                                          FORM 10-Q
                                   -----------------------

(Mark One)
    [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended September 30, 1997

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         The number of outstanding shares of Common Stock as of November 10, 1997, was 100.

                     --------------------------------------------------

                              TABLE OF CONTENTS



                                                                           Page


Part I.   FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS
             as of September 30, 1997 and December 31, 1996                   1

          CONSOLIDATED STATEMENTS OF OPERATIONS
             for the Three Months Ended September 30, 1997 and 1996
             and the Nine Months Ended September 30, 1997 and 1996            3

           CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Nine Months Ended September 30, 1997 and 1996            4

           NOTES to INTERIM CONSOLIDATED FINANCIAL STATEMENTS                 5

           Item 2.   MANAGEMENT'S DISCUSSION and ANALYSIS
                        of FINANCIAL CONDITION and RESULTS of OPERATIONS      6

Part II.   OTHER INFORMATION

           Item 5.   OTHER INFORMATION                                       12

           Item 6.   EXHIBITS and REPORTS on FORM 8-K                        12

SIGNATURES                                                                   12

PART I

ITEM 1.   FINANCIAL STATEMENTS

                                         PRIME SUCCESSION, INC. AND SUBSIDIARIES
                                                Consolidated Balance Sheets



                                                                 September 30, 1997            December 31, 1996
                                                                 ------------------            -----------------
                                                                         (unaudited)


                                                          Assets
Cash and cash equivalents                                                      $    1,892,461           $    2,985,704
Restricted cash                                                                            --                4,388,837
Receivables:
   Trade, less allowance of $2,525,954 and $2,834,438                              11,420,987               11,286,384
   Other                                                                              524,352                  785,586
                                                                             ----------------         ----------------

           Total receivables                                                       11,945,339               12,071,970
                                                                               --------------           --------------
Inventories:
   Merchandise                                                                      4,158,917                2,951,913
   Cemetery lots and mausoleum spaces                                               1,772,520                1,115,342
                                                                              ---------------          ---------------

           Total inventories                                                        5,931,437                4,067,255
                                                                              ---------------          ---------------
Prepaids and other current assets                                                          --                  354,576
Prepaid fees to shareholders                                                               --                  375,000
Deferred income taxes                                                                 446,249                  371,249
                                                                             ----------------         ----------------

            Total current assets                                                   20,215,486               24,614,591
                                                                               --------------           --------------
Property and equipment:
   Land and land improvements                                                      16,156,646               16,101,845
   Buildings and improvements                                                      47,599,727               45,664,076
   Equipment, furniture and fixtures                                                8,447,768                7,363,265
   Accumulated depreciation                                                       (2,513,198)                (741,179)
                                                                             ----------------        -----------------

            Net property and equipment                                             69,690,943               68,388,007
                                                                               --------------           --------------
Developed cemetery properties                                                      12,811,351               12,951,162
Undeveloped cemetery property                                                      31,902,345               30,616,355
Goodwill, less accumulated amortization of $6,030,540 and
      $1,789,876                                                                  225,437,469              228,215,892
Other intangible assets, less accumulated amortization of
      $4,787,647 and $1,548,680                                                    23,942,464               27,621,587
Long-term receivables, less allowance of $3,527,932 and
      $2,731,216                                                                    8,502,342                5,584,119
Other assets                                                                          843,788                  796,489
                                                                             ----------------         ----------------
                                                                                 $393,346,188             $398,788,202
                                                                                 ============             ============

See accompanying notes to interim consolidated financial statements.



                                                                1



                                          PRIME SUCCESSION, INC. AND SUBSIDIARIES
                                                Consolidated Balance Sheets


                                                                   September 30, 1997          December 31, 1996
                                                                   ------------------          -----------------
                                                                          (unaudited)


                                             Liabilities and Shareholders' Equity
Accounts payable                                                               $    2,300,969           $    2,695,283
Other accrued expenses                                                              9,110,193               11,255,743
Bank indebtedness under revolving loan                                              9,500,000                       --
Current installments of obligations under agreements with
    former owners                                                                   2,339,015                3,326,127
Current installments of long-term debt                                              1,475,559                5,253,936
                                                                              ---------------          ---------------

            Total current liabilities                                              24,725,736               22,531,089
                                                                               --------------           --------------

Deferred merchandise liabilities and revenues, less trust fund
    deposits                                                                       18,862,955               19,612,190
Obligations under agreements with former owners, less
current                                                                            15,410,388               17,568,971
    installments                                                                  190,390,649              189,752,128
Long-term debt, less current installments                                          18,316,831               18,316,831
Deferred income taxes                                                               3,160,388                4,402,013
Other long-term liabilities
Shareholders' equity:
   Common stock, par value $.01 per share, 1,000 shares                                     1                        1
     authorized; 100 issued and outstanding shares                                129,554,499              129,554,499
   Additional paid-in capital                                                     (7,075,259)              (2,949,520)
                                                                             ----------------         ----------------
   Accumulated deficit
                                                                                  122,479,241              126,604,980
                                                                                -------------            -------------
            Total shareholders' equity                                           $393,346,188             $398,788,202
                                                                                 ============             ============



See accompanying notes to interim consolidated financial statements.






                                           PRIME SUCCESSION, INC. AND SUBSIDIARIES

                                            Consolidated Statements of Operations
                                                         (unaudited)



                                        Successor               Predecessor                 Successor                  Predecessor
                                         Company                  Company                    Company                     Company
                                        ---------                ----------                 ----------                  ----------
                          Three Months    August 26, 1996    July 1, 1996      Nine Months      August 26, 1996    January 1, 1996
                              Ended           through          through            Ended             through            through
                          September 30,    September 30,      August 25,      September 30,      September 30,       August 25,
                              1997             1996              1996             1997               1996               1996
                              ----             ----              ----             ----               ----               ----

Revenues:
  Funeral services           $16,920,121       $ 6,955,889      $10,289,277       $54,788,505         $ 6,955,889      $ 47,281,120
  Cemetery sales               5,888,749         1,370,313        2,039,419        16,579,559           1,370,313         8,834,774
                           -------------       -----------     ------------      ------------         -----------      ------------
                              22,808,870         8,326,202       12,328,696        71,368,064           8,326,202        56,115,894
Costs and expenses:
  Funeral homes               11,412,570         4,928,898        7,295,472        35,101,640           4,928,898        32,257,977
  Cemetery                     4,156,177         1,049,642        1,560,630        11,773,258           1,049,642         6,546,474
                            ------------       -----------     ------------        ----------         -----------     -------------
                              15,568,747         5,978,540        8,856,102        46,874,898           5,978,540        38,756,396
Corporate general and
administrative expenses          744,784           641,463        1,216,253         2,455,763             641,463         4,637,919
Depreciation and
amortization                   2,865,783           903,857        1,307,696         8,289,703             903,857         5,341,150
Legal settlement                      --                --               --                --                  --         6,344,313
                             ------------       -----------     ------------        ----------         -----------     -------------
Operating income               3,629,556           802,342          948,645        13,747,700             802,342           988,061
                             ------------       -----------     ------------        ----------         -----------     -------------
Other expenses
(income):
  Interest expense,
   including amortization
   of deferred loan costs
      (see Note 2)

                               6,082,747         2,512,064        2,453,786        17,846,431           2,512,064        10,059,415
  Other (income)expense               --            (9,158)         133,485                --              (9,158)           39,315
                             ------------       -----------     ------------        ----------         -----------     -------------
                               6,082,747         2,502,906        2,587,271        17,846,431           2,502,906        10,098,730
                             ------------       -----------     ------------        ----------         -----------     -------------
Loss before income
taxes                        (2,453,191)       (1,700,564)      (1,638,626)       (4,098,731)         (1,700,564)       (9,110,669)
Income tax (expense)             (1,323)          (42,007)        (111,337)          (27,008)            (42,007)         (364,796)
                             ------------       -----------     ------------        ----------         -----------     -------------
Net loss                     (2,454,514)       (1,742,571)      (1,749,963)       (4,125,739)         (1,742,571)       (9,475,465)
Redeemable Preferred
Stock dividend
requirements                         --                --          (69,278)               --                  --          (277,111)
                             ------------       -----------     ------------        ----------         -----------     -------------
Net loss attributable to
common shareholders         $(2,454,514)      $(1,742,571)     $(1,819,241)      $(4,125,739)        $(1,742,571)    $  (9,752,576)
                            ============      ============     ============      ============        ============    ==============
Net loss per share
attributable to common
shareholders
                            $ 24,545.14        $ 17,425.71    $         --       $ 41,257.39         $ 17,425.71     $         --
                            ============       ===========    =============       ===========         ===========    =============



See accompanying notes to interim consolidated financial statements.





                                           PRIME SUCCESSION, INC. AND SUBSIDIARIES

                                            Consolidated Statements of Cash Flows
                                                         (unaudited)

                                                                                    Successor                  Predecessor
                                                                                     Company                     Company
                                                                                     -------                     -------
                                                                                             August 26,         January 1,
                                                                         Nine Months            1996               1996
                                                                            Ended             through            through
                                                                        September 30,      September 30,        August 25,
                                                                            1997                1996               1996
                                                                            ----                ----               ----

Cash flows from operating activities:
  Net loss                                                                $ (4,125,739)       $ (1,742,571)      $ (9,475,465)
  Adjustments to reconcile  net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization                                         9,632,970           1,072,322          5,701,419
       Provision for doubtful accounts                                         544,505             120,828            113,143
       Provision for deferred income taxes                                          --              41,264            155,227
       Legal settlement                                                             --                  --          6,344,313
       Payment on legal settlement                                                  --          (5,344,313)        (1,100,000)
       Changes in operating assets and liabilities
         net of effects of acquisition of subsidiaries:
           Receivables                                                      (3,589,915)           (904,260)          (211,649)
           Inventories                                                      (1,777,840)             26,477            (68,444)
           Accounts payable and accrued expenses                            (3,455,099)          1,941,449            887,452
           Deferred merchandise liabilities and revenue (net)                 (742,612)            759,566          2,475,263
           Other                                                            (2,076,436)          1,418,790         (1,515,129)
                                                                          -------------         -----------      -------------
Net cash provided by (used in) operating activities                         (5,590,166)         (2,610,448)         3,306,130
                                                                          -------------        -----------        ------------

Cash flows from investing activities:
  Proceeds from the disposal of assets                                         188,698               7,000            152,205
  Purchases of property and equipment                                       (2,757,977)           (166,180)        (1,087,432)
  Net cash received for sale of business                                     2,041,033                  --                 --
  Net cash paid for purchase of business                                    (2,606,951)                 --           (675,000)
                                                                           ------------        ------------      -------------
Net cash used in investing activities                                       (3,135,197)           (159,180)        (1,610,227)
                                                                           ------------        ------------      -------------

Cash flows from financing activities:
  Proceeds from long-term debt                                               1,309,782         190,000,000            618,000
  Proceeds from short-term debt                                              9,500,000                  --                 --
  Payments on long-term debt                                                (4,525,801)       (109,707,365)        (3,219,194)
  Payments on obligations under agreements with former owners               (3,040,698)           (177,867)        (1,444,015)
  Decrease (Increase) in restricted cash                                     4,388,837          (9,109,084)                --
  Capital Contributions                                                             --                  --          3,000,000
  Issuance of common stock                                                          --         129,554,500                 --
  Acquisition of Predecessor Company                                                --        (195,396,246)                --
                                                                         -------------        -------------       ------------
Net cash provided by (used in) financing activities                          7,632,120           5,163,938         (1,045,209)
                                                                          ------------        -------------       ------------
Net increase (decrease) in cash and cash equivalents                        (1,093,243)          2,394,310            650,694
Cash and cash equivalents at beginning of period                             2,985,704           1,417,043            766,349
                                                                          ------------         ------------        -----------
Cash and cash equivalents at end of period                                $  1,892,461         $ 3,811,353        $ 1,417,043
                                                                          ============          ===========        ===========

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

(2) Interest  expense  includes  amortization of deferred loan costs as follows:


                         Successor                      Predecessor                   Successor                     Predecessor
                          Company                         Company                      Company                        Company
                         ---------                        -------                      -------                        -------
                                                                                                August 26,
             Three Months        August 26, 1996       July 1, 1996         Nine Months            1996           January 1, 1996
                 Ended               through              through              Ended             through              through
             September 30,        September 30,         August 25,         September 30,        September            August 25,
                 1997                  1996                1996                1997                30,                  1996
                 ----                  ----                ----                ----                1996                 ----
                                                                                                   ----

                $452,396             $146,982             $137,678          $1,343,266           $146,982               $560,959


(3) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1996 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of September 30, 1997. All such adjustments are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         The Company is an operator of funeral homes and cemeteries in the United States. The Company owns 143 funeral homes and 19 cemeteries in 20 states as of November 10, 1997. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries, primarily in non-urban areas of the United States.

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

Results of Operations

         The Company's operations are detailed below for the three months and the nine months ended September 30, 1997 (Successor Company) and the corresponding period in the prior year (Predecessor Company) expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings (loss) from operations and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of losses before income taxes.


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

                                      Successor                 Predecessor                Successor                  Predecessor
                                       Company                    Company                   Company                     Company
                                       -------                    -------                   -------                     -------
                               Three                                                  Three
                              Months           August 26,        July 1, 1996         Months          August 26,        July 1, 1996
                               Ended              1996             through            Ended              1996              through
                             September          through           August 25,        September          through           August 25,
                                30,          September 30,           1996              30,          September 30,           1996
                               1997               1996               ----              1997              1996               ----
                               ----               ----                                 ----              ----

                                (millions  of dollars)       (millions of dollars)          (percent)                     (percent)


Revenues
    Funeral services             $16.9               $ 6.9             $10.3            74.1%              83.1%              83.7%
    Cemetery                       5.9                 1.4               2.0            25.9               16.9               16.3
                               -------              ------            ------
              Total              $22.8               $ 8.3             $12.3           100.0%             100.0%             100.0%
                                 =====               =====             =====
Gross Margin
    Funeral                      $ 5.5                $2.0               3.0            32.5%              29.0%              29.1%
    Cemetery                       1.7                  .3                .4            28.8               21.4               20.0
                                ------               -----             -----
              Total                7.2                 2.3               3.4            31.6               27.7               27.6
Expenses
    General and
     administrative                 .7                  .6               1.2             3.1                7.2                9.8
    Depreciation
     and
     amortization                  2.9                  .9               1.3            12.7               10.8               10.6
                                ------               -----            ------
Earnings From
Operations                         3.6                  .8                .9            15.9                9.6                7.3
    Interest on
     long-term debt                6.1                 2.5               2.5            26.8               30.1               20.3
    Other expense                   --                  --                .1              --                 --                 .8
                                -------             -------           -------
Loss Before
Income Taxes                      (2.5)               (1.7)             (1.7)          (11.0)             (20.5)             (13.8)
    Income taxes                    --                  --               (.1)             --                 --               (5.9)
Net Loss                        $ (2.5)             $ (1.7)           $ (1.8)          (11.0)%            (20.5)%            (14.6)%
                                =======             =======           =======

    Consolidated revenues increased 10.7% to $22.8 million for the three months ended September 30, 1997 compared to $20.6 million for the three months ended September 30, 1996. Sales of funeral services and cemetery sales accounted for 74.1% and 25.9%, respectively, of total revenues for the three months ended September 30, 1997 compared to 83.5% and 16.5%, respectively, for the three months ended September 30, 1996. Funeral service revenues decreased 1.7% to $16.9 million, and cemetery revenues increased 73.5% to $5.9 million. Consolidated earnings from operations increased to $3.6 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. The increase in earnings from operations of $1.9 million is due to enhanced pricing, merchandising and significant reduction in funeral operating expenses for the period. Funeral contribution margin was 32.5% and cemetery contribution margin was 28.8% for the three months ended September 30, 1997 compared to 29.1% and 20.6%, respectively, for the three months ended
September 30, 1996. Contribution margin is defined as funeral revenues or cemetery revenues, as the case may be, less related cost of sales. On a same-store business, excluding 1996 acquisitions and dispositions, total calls decreased by 419 from 4,776 calls for the three months ended September 30, 1996 to 4,357 calls for the three months ended September 30, 1997. The average revenue per call increased by $383 from $3,500 for the three months ended September 30, 1996 to $3,883 for the three months ended September 30, 1997. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee.

    General and administrative expenses decreased to $0.7 million for the three months ended September 30, 1997 from $1.8 million for the three months ended September 30, 1996. As a percentage of consolidated revenue, general and administrative expense decreased to 3.1% for the three months ended September 30, 1997 compared to 8.7% for the three months ended September 30, 1996. General and administrative expenses decreased due to the elimination of Corporate Development staff as well as the implementation of a more efficient area management system. The majority of the Company's funeral service locations and cemeteries are managed by area management in geographic clusters. The clusters are established primarily in non-urban areas. The area manager has better day to day management of the locations with reduced overhead and travel expenses.

    The Company has also restructured its accounting and information systems to be more effective and efficient. The Company has chosen Lawson Software to support a major systems upgrade project that was completed in the third quarter. The Company has connected all cluster operations with a central processor in the corporate office enabling timely reporting of operating and financial information in a cost effective manner. The Company began using this state of the art financial package in the second quarter of 1997.

    Depreciation and amortization increased $0.7 million to $2.9 million for the three months ended September 30, 1997 compared to $2.2 million for the three months ended September 30, 1996. The increase is due to the application of purchase accounting related to the Acquisition of the Company.

    Interest on long-term debt increased by $1.1 million to $6.1 million for the three months ended September 30, 1997 compared to $5.0 million for the three months ended September 30, 1996 as a result of additional borrowings by the Company to finance the Acquisition.




Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

                                   Successor                  Predecessor                  Successor                  Predecessor
                                    Company                     Company                     Company                     Company
                                    -------                     -------                     -------                     -------
                        Nine Months      August 26, 1996      July 1, 1996      Nine Months     August 26, 1996     January 1, 1996
                           Ended             through            through            Ended            through             through
                       September 30,      September 30,        August 25,      September 30,     September 30,        August 25,
                            1997               1996               1996              1997              1996               1996
                            ----               ----               ----              ----              ----               ----

                             (millions  of dollars)           (millions of                (percent)                    (percent)
                                                                   dollars)


Revenues
    Funeral services             $54.8               $ 7.0             $47.3            76.8%              84.3%              84.3%
    Cemetery                      16.6                 1.3               8.8            23.2               15.7               15.7
                               -------              ------           -------
              Total              $71.4               $ 8.3             $56.1           100.0%             100.0%             100.0%
                                 =====               =====             =====
Gross Margin
    Funeral                      $19.7                $2.0             $15.1            35.9%              28.6%              31.9%
    Cemetery                       4.8                  .3               2.3            28.9               23.1               26.1
                                ------               -----            ------
              Total               24.5                 2.3              17.4            34.3               27.7               31.0
Expenses
    General and
     administrative                2.5                  .6               4.9             3.5                7.2                8.7
    Cost of legal
     proceedings                    --                  --               6.3              --                 --               11.2
    Depreciation
     and
     amortization                  8.3                  .9               5.2            11.6               10.8                9.3
                                ------               -----            ------
Earnings From
Operations                        13.7                  .8               1.0            19.2                9.6                1.8
    Interest on
     long-term debt               17.8                 2.5              10.1            24.9               30.1               18.0
Loss Before
Income Taxes                      (4.1)               (1.7)             (9.1)           (5.7)             (20.5)             (16.2)
    Income taxes                    --                  --               (.4)             --                 --               (4.4)
                                 ------              ------         ---------
Net Loss                        $ (4.1)             $ (1.7)           $ (9.5)           (5.7)%            (20.5)%            (16.9)%
                                =======             =======           =======



    Consolidated  revenues  increased 10.9% to $71.4 million for the nine months ended September 30, 1997 compared to $64.4 million for the nine months ended September 30, 1996. Sales of funeral services and cemetery sales accounted for 76.8% and 23.2%, respectively, of total revenues for the nine months ended September 30, 1997 compared to 84.3% and 15.7%, respectively, for the nine months ended September 30, 1996. Funeral service revenues increased 0.9% to $54.8 million, and cemetery revenues increased 64.4% to $16.6 million. Consolidated earnings from operations increased to $13.7 million for the nine months ended September 30, 1997 from $8.1 million for the nine months ended September 30, 1996 before the $6.3 million legal settlement with Jeffrey Gamble. The increase in earnings from operations of $5.6 million is due to enhanced pricing, merchandising and significant reduction in funeral operating expenses for the period. Funeral contribution margin was 35.9% and cemetery contribution margin was 28.9% for the nine months ended September 30, 1997 compared to 31.5% and 25.7%, respectively, for the nine months ended September 30, 1996. Contribution margin is defined as funeral revenues or cemetery revenues, as the case may be, less related cost of sales. On a same-store business, excluding 1997 acquisitions and dispositions, total calls decreased by 1,159 from 15,490 calls for the nine months ended September 30, 1996 to 14,331 calls for the nine months ended September 30, 1997. The average revenue per call increased by $373 from $3,450 for the nine months ended September 30, 1996 to $3,823 for the nine months ended September 30, 1997. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee.

    General and administrative expenses decreased to $2.5 million for the nine months ended September 30, 1997 from $5.5 million for the nine months ended September 30, 1996. As a percentage of consolidated revenue, general and administrative expense decreased to 3.5% for the nine months ended September 30, 1997 compared to 8.5% for the nine months ended September 30, 1996. General and administrative expenses decreased due to the elimination of Corporate Development staff as well as the implementation of a more efficient area management system. The majority of the Company's funeral service locations and cemeteries are managed by area management in geographic clusters. The clusters are established primarily in non-urban areas. The area manager has better day to day management of the locations with reduced overhead and travel expenses.

    The Company has also restructured its accounting and information systems to be more effective and efficient. The Company has chosen Lawson Software to support a major systems upgrade project that was completed in the third quarter. The Company has connected all cluster operations with a central processor in the corporate office enabling timely reporting of operating and financial information in a cost effective manner. The Company began using this state of the art financial package in the second quarter of 1997.

    Depreciation and amortization increased $2.2 million to $8.3 million for the nine months ended September 30, 1997 compared to $6.1 million for the nine months ended September 30, 1996. The increase is due to the application of purchase accounting related to the Acquisition of the Company.

    Interest on long-term debt increased by $5.2 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 as a result of additional borrowings by the Company to finance the Acquisition.

Liquidity and Capital Resources

    Historically, the Company's primary sources of cash have been funds provided by operating activities, proceeds from additional long-term debt and, prior to the Acquisition, capital contributions by the Company's then majority shareholder.

    As of September 30, 1997, the Company had a net working capital deficit of $(4.5) million and a current ratio of 0.82:1, compared to a net working capital of $2.1 million and a current ratio of 1.09:1 as of December 31, 1996.

    Under the Bank Revolving Facility (as defined below), the Company may borrow up to $25.0 million for general corporate purposes until August 26, 2001. The loans thereunder bear interest at the Base Rate or the Adjusted Eurodollar Rate, each as defined thereunder. There is a commitment fee of 0.5% on the unused portion of the credit line. There were outstanding letters of credit of $4.2 million and borrowings of $9.5 million on the credit line as of September 30, 1997.
                                     10

    Net cash used in operating activities was $5.6 million for the nine months ended September 30, 1997, compared to net cash provided by operating activities of $0.7 million for the same period in 1996, for a decrease of $6.3 million. The net loss was reduced by $7.1 million from $11.2 million in 1996 to $4.1 million in 1997 and non-cash adjustments increased by $3.0 million compared to 1996 for depreciation and amortization of goodwill, deferred finance costs, provision for doubtful accounts and provision for deferred income taxes. The decrease in legal settlements of $6.3 million is the most significant change compared to 1996. The net increase of $2.5 million in accounts receivable compared to 1996 is attributable to increased pre-need sales. The increase of $1.7 million in inventories compared to 1996 is attributable to the Company's remerchandising of all of its selection rooms and cemetery inventory development. Accounts payable and other operating liabilities required a total of $3.5 million for the nine months ended September 30, 1997 compared to $2.8 million provided for the same period in 1996.

    The net increase of $1.4 million compared to 1996 in net cash used in investing activities primarily relates to the purchase of funeral home buildings for $1.4 million that were previously leased. The routine capital improvements to the Company's facilities is comparable to the prior year. The Company acquired three cemeteries and a funeral home during the nine months ended September 30, 1997 for $2.6 million and sold two funeral homes for $2.0 million.

    Net cash provided by financing activities represents the release of $4.4 million in restricted cash that had been restricted pursuant to the Bank Credit Facilities (as defined below), $9.5 million in borrowings on the operating line of credit, and proceeds from long-term borrowing of $1.3 million. This was offset by the $3.0 million payment to satisfy certain obligations under agreements with former owners of funeral homes and cemeteries and other payments on long-term debt of $4.5 million.

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

    As of September 30, 1997, the Company had $201.4 million of indebtedness outstanding and $11.3 million of borrowing availability under the Bank Revolving Facility. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an event of default under the Bank Credit Facilities or the Indenture relating to the Notes. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         The Exhibits, as shown in the "Index of Exhibits", attached hereto as pages 13 and 14, are filed as a part of this Report.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PRIME SUCCESSION, INC.

                               /s/ MYLES S. CAIRNS
                               ---------------------
                               Myles S. Cairns
                               Chief Financial Officer,
                               Secretary and Treasurer
November 10, 1997

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

*        Incorporated by reference to the Exhibits to the Company's
             Registration Statement on Form S-4 (Registration No.
             333-14599).


(b)   Reports on Form 8-K
      None



         Exhibit 12

         Prime Succession, Inc. and subsidiaries
         Ratio of Earnings to Fixed Charges
         (Dollars in Thousands)



                                   Successor                     Predecessor              Successor                     Predecessor
                                    Company                        Company                 Company                        Company
                                    -------                        -------                 -------                        -------

                          Three Months       August 26, 1996     July 1, 1996    Nine Months      August 26, 1996    January 1, 1996
                            Ended              through            through          Ended             through              through
                          September 30,      September 30,       August 25,      September 30,     September 30,        August 25,
                            1997               1996               1996             1997               1996                 1996
                            ----               ----               ----             ----               ----                 ----

         Ratio of
         Earnings to
         Fixed Charges
         Earnings:
           Loss before

           income taxes     (2,455)             (1,701)           (1,639)          (4,099)             (1,701)              (9,111)
           Add: Fixed
           charges, net      6,327               2,609             2,609           18,499               2,609               10,691
         Income before
         income taxes
         and fixed
         charges, net        3,872                 908               970           14,400                 908                1,580
         Fixed Charges:
           Total interest
           expense (1)       6,083               2,512             2,454           17,846               2,512               10,059
           Interest factor
           in rents (2)        244                  97               155              653                  97                  632
         Total fixed
         charges             6,327               2,609             2,609           18,499               2,609               10,691
         Ratio of
           earnings to
           fixed charges      0.61                0.35              0.37             0.78                0.35                 0.15

         Coverage
         deficiency (3)      2,455               1,701             1,639            4,099               1,701                9,111



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