Form 10-K
period 1997-12-31
PRIME SUCCESSION INC
filed 1998-03-20
CIK 1023294

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                     FORM 10-K


(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1997

                                         OR

    [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____________ to _____________

                                 ---------------------

                            Commission file number _____________

                                 ---------------------

                                 PRIME SUCCESSION, INC.
                  (Exact name of registrant as specified in its charter)


                     DELAWARE                              13-3904211
          (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)               Identification No.)

           3940 Olympic Blvd., Suite 500                      41018
            Erlanger, Kentucky, U.S.A.                    (Postal Code)
     (Address of principal executive offices)


     (Registrant's telephone number, including area code) (606) 746-6800


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The  aggregate   market  value  of  shares  of  Common  Stock  held  by
non-affiliates of the registrant was approximately U.S. $0 as of March 19, 1998.

         The number of outstanding shares of Common Stock as of March 19, 1998, was 100.

                                        DOCUMENTS INCORPORATED BY REFERENCE

None

                                                      PART I



Item 1.  Business.

Overview

         Prime Succession, Inc. (the "Company") provides merchandise and services in both the funeral home and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of March 19, 1998, the Company through its subsidiaries owns and operates 143 funeral homes and 19 cemeteries in 20 states, primarily in non-urban areas of the United States.

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

         The Company's management ("Management") has identified, and the Company has taken, a number of initiatives that resulted in improvements in both revenues and operating and general and administrative expenses. Over time, the Company will continue to endeavor to increase revenues and profitability by capitalizing on the location and concentration of its properties, improved merchandising, enhanced pre-need marketing, and a management structure that encourages an entrepreneurial business culture.

         The Company's principal executive offices are located at 3940 Olympic Boulevard, Suite 500, Erlanger, Kentucky 41018 and its telephone number is (606) 746-6800.

         Funeral Home Operations

         Funeral operations revenue of $78.7 million accounted for approximately 78% of the Company's revenues for the year ended December 31, 1997. The
Company's funeral homes offer a full range of services to respond to individuals' funeral needs, including the collection of remains, certification of death, professional embalming, use of funeral home facilities, sale of caskets, flowers, and related merchandise, transportation to a place of worship or funeral chapel for a ceremony celebrating the life and memory of the deceased and transportation to a cemetery or crematorium. The funeral home provides the public with the opportunity to choose the ceremony that is most appropriate from both an emotional and financial perspective. The Company offers complete funeral arrangements and merchandise at prices ranging from approximately $600 to $20,000 and averaging approximately $3,900. In addition, most of the Company's funeral homes are able to offer families the opportunity to conduct both visitation and religious services at a non-denominational chapel on the premises, thereby reducing transportation costs to the Company and inconvenience to the families. In addition to traditional funeral services, all of the Company's funeral homes offer a complete range of memorialization and cremation products and services.

         Although cremation, as a percentage of total funeral services, has been increasing by approximately 1% annually over the past five years in the United States, the number of caskets sold (typically associated with a traditional funeral service) has remained relatively constant. Over the next 10 years the cremation rate is expected to continue to increase at the same rate, while the number of caskets sold is expected to remain constant. Cremation rates vary dramatically across regions of the United States, at least in part because of demographic differences in religious, ethnic and socioeconomic backgrounds. While the Company views cremation as an alternative to earth burial and encourages the provision of a traditional funeral or other appropriate commemorative service, Management believes a substantial increase in the rate of cremations performed by the Company could adversely affect the Company's revenues and gross profits. In the years ended December 31, 1997 and 1996, 25% of the services provided ended with cremation. While cremations often result in lower average revenue than traditional funeral services, they generally produce higher gross profit margins per service.

         The Company operates most of its funeral homes and cemeteries in "clusters". Clusters are groups of funeral homes and cemeteries located in close enough proximity that their operations can be integrated to achieve economics of scale. Clustered facilities share vehicles, employees, computer systems and some general and administrative functions, centralized embalming services and inventory management allow the Company to decrease its cost to operate each location. Also clustered facilities create opportunities for more efficient and effective management of operations.

         Funeral services, merchandise and cemetery property can be purchased at-need or pre-need. Payments made for pre-need funeral services are recorded as revenues when such services are provided. Where allowed by state laws, if the Company has both cemetery and funeral operations, it recognizes revenues from pre-need funeral merchandise when the customer contracts are signed and a down payment is received, with concurrent recognition of related costs. Where prohibited by state laws, or the company has only funeral operations, it recognizes revenues from pre-need funeral merchandise when the merchandise is provided. Allowances for cancellation and refunds are provided at the date of sale based on historical experience. Payments made on pre-need contracts, in accordance with applicable state law, typically are either deposited in a trust fund by the Company and/or used by the purchasers of the pre-need contracts to purchase life insurance policies under which the Company is designated the beneficiary. On the date of performance of a pre-arranged service, the Company records as funeral revenue all accumulated trust earnings and accumulated insurance benefits. As of March 19, 1998, the Company operated 143 locations of which 35 were leased.

         The Company is a party to a casket supply agreement with Batesville Casket Company, Inc. ("BCC"), pursuant to which the Company must purchase caskets exclusively from BCC, subject to certain exceptions, through December 31, 2004. Following such date, the agreement is terminable by either the Company or BCC upon 30 days' written notice. Management believes that the terms of such supply agreement are favorable to the Company. Pursuant to the terms of an Administrative Services Agreement between the Company and Loewen, Loewen may provide the Company with the ability to purchase supplies under certain of Loewen's supply agreements with third parties.


         Cemetery Operations

         Cemetery operations revenue of $22.4 million accounted for approximately 22% of the Company's revenues for the year ended December 31, 1997. The Company's cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, memorials and burial vaults, along with the sale of burial site openings and closings. Cemetery property and merchandise sales are made at the time of need or on a prearranged basis. The sale of cemetery pre-need arrangements is a significant component of the cemetery operations, having represented approximately 77% of the cemetery revenues in the year ended December 31, 1997. The pre-need sale of interment rights and other related products generally are recorded as revenue when the customer contracts are signed and a down payment is received and, concurrently, related costs are recorded and an allowance is established for customer cancellations and refunds. The Company also maintains cemetery grounds pursuant to perpetual care contracts or laws. Although profit margins of cemetery operations typically are lower than those of funeral operations, the Company believes that its cemetery properties help it to maintain market share, as families often return to a cemetery location where their relatives are buried. In addition, the Company's clustering and combined facilities strategies help to improve the profitability of individual cemetery locations. As of March 19, 1998, the Company owned and operated 19 cemeteries.

         Combined Funeral Home and Cemetery Operations. Approximately 42% of the Company's cemeteries have a Company funeral home on site that is operated in conjunction with the cemetery. Many of these facilities are in the Company's key markets, including, among others, Fort Lauderdale, Birmingham and Memphis. The clustering effect of combinations allows for sharing of facilities, personnel and equipment which results in lower average operating costs to the Company and helps to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at competitive prices.

         Prearrangements. The Company markets death care products and services on a prearranged basis through a staff of approximately 440 commissioned sales counselors. Prearranged funeral planning allows families to determine in advance and prepay for their funeral service. The merchandise to be used and the cost of such merchandise and services are priced at the time the agreement is signed, rather than when the products and services are delivered. Prearranged funeral plans also permit families to eliminate the emotional strain of making death care decisions at the time of need. The Company believes that extensive marketing of prearranged merchandise and services will produce a backlog of future business and will enhance current as well as future market share.

         Approximately 50% of all prearranged funeral plans sold by the Company are funded through insurance with the balance being funded through trust funds, depending on the regulatory requirements in the relevant jurisdiction. When trust funding is used, a percentage of the sale price (the amount varies among jurisdictions), which is often paid in installments, is placed in a trust fund and the remainder is retained by the Company to defray costs related to the sale. When contracts are funded by insurance, all payments received by the Company are used to pay premiums on insurance policies designed to cover the future cost of the funeral service.

         Principal and all earnings or capital growth on the trust funds, and amounts funded through insurance are withdrawn and recognized as revenue to the Company when the funeral service is performed. As of December 31, 1997, the Company's backlog of prearranged funerals totaled approximately $147 million with approximately $86 million funded by life insurance contracts.

         Prearranged cemetery merchandise is generally funded through trust funds established by the Company, and the related principal and earnings generally are available to the Company only when the merchandise is delivered or when contracts cancel. As of December 31, 1997, the Company's merchandise trust funds totaled approximately $4.7 million.

         The Company funds its obligation to provide maintenance of cemetery grounds by placing a portion, generally 10%, of the proceeds from cemetery property sales into perpetual care trust funds or escrow accounts. Income from these funds is withdrawn and used for maintenance of the cemeteries, but principal, including in some jurisdictions net realized capital gains, generally must be held in perpetuity. As of December 31, 1997, the Company's perpetual care trust funds totaled approximately $8.3 million.

         The accounting methods used to reflect the Company's prearranged funeral, merchandise and perpetual care trust funds are complex and are described in the notes to the Company's consolidated financial statements.

         Management. The Company has an experienced team of managers. The Company's management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their firms will be managed and their products and services will be priced and merchandised. At the same time, the Company establishes financial goals at the corporate level and maintains centralized controls through an area manager network. The Company provides centralized management and information systems support, accounting and payroll through its corporate office.

         Currently, the Company is divided into three operating divisions in the United States, each of which is managed by a division vice president. These divisions are further divided into regions, each of which is managed by an area manager.


  Competition

         In the funeral industry, local community competition is oriented towards gaining market share. At the local level, competition primarily is based on building goodwill in the community by strengthening the name and reputation of each individual funeral home or cemetery. Market share increases within a community are usually gained over a long period of time because of the high importance of reputation and superior service. Modest and tasteful promotional programs can help enhance community profile but typically do not increase market share significantly.

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


         Employees

         As of December 31, 1997, the Company employed approximately 1,100 people in funeral and cemetery operations, approximately 440 commissioned sales people and 300 telemarketing staff. None of the employees of the Company or its subsidiaries is covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.


ITEM 2.  PROPERTIES.

         Set forth in the table below is the number,  by state, of the Company's funeral homes and cemeteries:
                                                    NUMBER OF                               NUMBER OF
STATE                                             FUNERAL HOMES                            CEMETERIES
Alabama                                                    23                                      8
Arizona                                                     3                                      0
Arkansas                                                    3                                      0
California                                                 15                                      0
Florida                                                    21                                      4
Georgia                                                     6                                      2
Illinois                                                   15                                      0
Indiana                                                     7                                      0
Iowa                                                        1                                      0
Kentucky                                                    3                                      2
Michigan                                                    8                                      0
Minnesota                                                  10                                      0
Missouri                                                    5                                      0
Nebraska                                                    4                                      0
New York                                                    2                                      0
Ohio                                                        1                                      0
Tennessee                                                   7                                      3
Texas                                                       5                                      0
West Virginia                                               3                                      0
Wyoming                                                     1                                      0

                               Total                      143                                     19

         Of the 143 funeral homes listed above, 108 are owned by the Company or one of its subsidiaries and 35 are leased. The leases have various terms ranging from twenty months to twenty years. Some of the funeral homes listed above are located at the same site and are operated as combination operations. The Company's 19 cemeteries contain an aggregate of approximately 769 acres, of which approximately 61% are developed. The Company also owns six crematories, two of which are located in Illinois and the remaining four of which are located in California, Florida, Indiana and Tennessee.

         The Company's headquarters share space with their pre-need telemarketing call center and together occupy approximately 20,000 square feet of office space in a building in Erlanger, Kentucky under a lease agreement which expires in December 2007; provided that the lease may be terminated in December 2004 by the Company, under certain terms and conditions.

ITEM 3.  LEGAL PROCEEDINGS.

         Gamble Settlement. On February 26, 1996, a lawsuit was filed (the "Alabama Litigation") against the Company by World Service Life Insurance Company of America ("World Service") and Jeffrey M. Gamble ("Gamble"), the former owner of a business located in Alabama which was acquired by a subsidiary of the Company, in connection with a pre-need funeral service funding agreement between the Company and World Service (the "Alabama Pre-need Agreement"). On February 29, 1996, a lawsuit (the "Texas Litigation") was filed against the Company by South Texas Bankers Life Insurance Company ("South Texas") and Gamble in connection with a pre-need funeral service funding agreement between the Company and South Texas (the "Texas Pre-need Agreement" together with the "Alabama Pre-need Agreement", the "Pre-need Agreements").

         On April 11, 1996, the Company settled the Alabama Litigation and the Texas Litigation by entering into a Termination of Pre-need Funding Agreements and Release with World Service, Gamble and South Texas (the "Termination and Release"). Pursuant to the Termination and Release, (a) the Pre-need Agreements were immediately terminated, (b) each of the parties released the others from all claims under or with respect to the Pre-need Agreements and (c) the Alabama Litigation and the Texas Litigation were dismissed with prejudice. As consideration for such termination, release and dismissal, the Company paid Gamble approximately $6,300,000, which was recorded as a charge against income in the Company's financial statements.

         On the Acquisition Closing Date, the Company used a portion of the net proceeds from the offering of the Notes and the Bank Term Facility to fund the remaining obligation provided for in the Termination and Release. Management believes that the Company will recover a substantial portion of the cost of the settlement over time through higher commission rates and increased policy benefits with the purchase of pre-need insurance policies from an alternative insurance carrier.

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

         ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data for the Company for and at the end of each of the years in the three-year period ended December 31, 1997, the period from January 1, 1996 through August 25, 1996 and the period from August 26, 1996 through December 31, 1996 and the year ended December 31, 1995. KPMG Peat Marwick LLP ("KPMG") have been appointed auditors of New Prime (Successor Company). The selected historical financial data for the year ended December 31, 1997 and for the period from January 1, 1996 through August 25, 1996 and the period from August 26, 1996 through December 31, 1996 were derived from the financial statements of the Company which have been audited by KPMG. The selected financial data for the three fiscal years ended December 31, 1995 were derived from the Company's financial statements which have been audited by Ernst & Young LLP ("E&Y"), independent auditors of Old Prime (Predecessor Company) through December 31, 1995.




                                         Successor                            Predecessor
                                          Company                               Company
                                ----------------------------- ---------------------------------------------
                                              For the Period    For the
                                                                Period
                                                   From          From
                                                August 26,    January 1,        Year Ended December 31,
                                    Year           1996          1996
                                                                              -----------------------------
                                   Ended         Through        Through
                                December 31,     December       August
                                                   31,            25,
                                    1997           1996          1996           1995      1994      1993
                                (dollars in millions, except  per share amounts and revenues per funeral service)
Income Statement Data:

Total revenue                         $101.1           $32.7       $ 56.1      $  81.5     $72.2    $ 41.9
Net income (Loss)                        0.1                        (9.5)        (0.7)     (4.3)     (2.3)
                                                       (2.9)
Other Financial Data:
EBITDA, as adjusted(1)                  35.4             8.8         12.7         19.0      14.7       7.4
Cash flows from:
   Operating activities                (7.0)           (2.0)          3.3          6.0       2.7       2.0
   Investing activities                (3.5)           (1.4)        (1.6)        (9.1)    (25.7)    (69.5)
   Financing activities                  9.1             5.0        (1.0)          0.2      22.8      68.6

                                     As of December 31,                            As of December 31,
                                                                              -----------------------------
                                    1997           1996                         1995      1994      1993
Balance Sheet Information:
Total debt and redeemable
preferred stock (2)                   $203.0          $195.0            -      $ 124.6    $123.5    $103.2
Total assets                           395.1           398.8            -        196.1     195.3     163.9

Operating Data:
Number of funeral home
         locations                       143             144          146          143       131       101
Number of funeral
         services                     19,335           7,146       13,827       19,776    17,590    10,889
Total funeral service
         revenues per
         funeral service              $3,896          $3,751       $3,419       $3,470    $3,460    $3,027
Number of cemeteries                      19              16           16           16        16        14






(Footnotes on following page)

(1) EBITDA, as adjusted, is defined as income (loss) before income taxes plus interest expense, depreciation and amortization adjusted for (i) the one-time approximate $3,500,000 net change in accounting estimate for the year ended December 31, 1995, and (ii) the approximate $6,300,000 one-time charge for the settlement of the Gamble litigation for the period from January 1, 1996 through August 25, 1996. These adjustments are described below:

           --In December 1995, the Company constructed a cemetery vault manufacturing facility in Alabama that allows for the production of vaults at a significantly lower cost than purchasing from independent manufacturers. The lower cost of sales from the new manufacturing plant allowed the Company to recognize a one-time gain of $3,500,000 by reducing its estimated deferred merchandise liability for pre-need cemetery vault sales.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS.

Overview

         Prime Succession, Inc. (the "Company") provides merchandise and services in both the funeral home and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of March 19, 1998, the Company through its subsidiaries owns and operates 143 funeral homes and 19 cemeteries in 20 states, primarily in non-urban areas of the United States. Old Prime commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries. The Company's consolidated revenues and operating income were $101.1 million and $24.1 million, respectively, for the year ended December 31, 1997. Sales of funeral services of $78.7 million and cemetery sales of $22.4 million accounted for approximately 77.8% and 22.2%, respectively, of total net sales for 1997.

         The Company had no funeral homes when it began operations in 1992 and grew to 146 funeral homes in 1996. In order to achieve this rapid growth, former management was primarily focused on identifying funeral homes to be acquired and consummating acquisitions of such homes rather than on maximizing profitability of the funeral homes and cemeteries which it had acquired. As a result, former management did not take advantage of certain opportunities to improve the efficiency and performance of the funeral homes acquired by it. New Management substantially eliminated the Company's acquisition program. In addition, in order to improve the Company's present and long-term operating performance, new Management took advantage of (i) the quality and size of the Company's portfolio of properties, (ii) the opportunity to operate more efficiently those properties located in close proximity to one another, (iii) the shift in focus from acquisitions to profit maximization at existing locations and (iv) the benefits at both local sites and the corporate headquarters from the Administrative Services Agreement with Loewen. The Company's future results of operations will depend in large part on the ability of Management to successfully maintain its business strategy.

         The Company restructured its accounting and information systems to be more effective and efficient during 1997. The Company implemented Lawson Insight Financial Systems during 1997 as the foundation for a major systems upgrade. The Company is able to communicate and transmit financial data with all cluster operations via data lines and the internet, thus allowing for timely reporting of operating and financial information in a cost effective manner.

         Results of Operations

         1997 (Successor Company) Compared with 1996 (Successor
Company/Predecessor Company Combined)

           Consolidated revenues increased 13.9% to $101.1 million in 1997 from $88.8 million in 1996, with funeral service revenues increasing 6.2% to $78.7 million, and cemetery revenues increasing 52.4% to $22.4 million from $14.7 million in 1996. Consolidated operating income increased from $12.8 million in 1996, before the $6.3 million legal settlement with Jeffrey Gamble, to $24.1 million in 1997. Funeral revenues increased primarily as a result of restructured pricing, merchandising of merchandise display areas and from a commission of approximately $3.1 million on converting a funeral trust to insurance. On same-store business, excluding 1997 acquisitions, total calls decreased by 516 from 18,583 calls in 1996 to 18,067 calls in 1997 and average revenue per call increased by $437 from $3,459 in 1996 to $3,896 in 1997. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee.

         Consolidated contribution margin of $38.6 million increased 35.9% in 1997 from $28.4 million in 1996, with funeral contribution margin of 40.3% in 1997 compared to 32.8% in 1996 and cemetery contribution margin of 30.9% in 1997 compared to 27.7% in 1996. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

         Corporate and regional general and administrative expense decreased to $3.3 million in 1997 from $6.7 million in 1996. As a percentage of consolidated revenue, general and administrative expense decreased to 3.2% in 1997 from 7.6% in 1996. Corporate and regional general and administrative expense decreased primarily due to elimination of corporate development staff as well as restructured and upgraded more efficient information and accounting systems.

           Depreciation and amortization expense increased $2.4 million to $11.2 million in 1997 from $8.8 million in 1996. This increase is primarily the result of the purchase accounting treatment of the Acquisition.

         Interest expense of $23.8 million in 1997 increased by $5.2 million compared to $18.6 million in 1996, primarily as a result of additional borrowings to finance the Acquisition and higher interest rates on borrowings, principally as a result of the issuance of the Notes referred to below.

         1996 (Successor Company/Predecessor Company Combined) Compared with 1995 (Predecessor Company)

         Consolidated revenues increased 8.9% to $88.8 million in 1996 from $81.5 million in 1995, with funeral service revenues increasing 8.0% to $74.1 million, and cemetery revenues increasing 13.9% to $14.7 million. Consolidated operating income decreased from $14.9 million in 1995 to $6.5 million in 1996, primarily due to the $6.3 million legal settlement with Jeffrey Gamble. Funeral revenues increased primarily as a result of a 1996 acquisition and a full year of 1995 acquisitions. On same-store business, excluding 1995 and 1996 acquisitions, total calls increased by 101 from 18,482 calls in 1995 to 18,583 calls in 1996 and average revenue per call increased by $76 from $3,383 in 1995 to $3,459 in 1996. Cemetery revenues increased due to increased pre-need sales efforts in Alabama and Florida.

         Consolidated operating income of $12.8 million before legal settlement of $6.3 million increased 13.3% in 1996 from $11.3 million operating income before change in accounting estimate of $3.5 million in 1995, with funeral contribution margin of 32.8% and cemetery contribution margin of 27.7%.
Contribution margin is defined as contribution as a percentage of funeral revenues or cemetery revenues, as the case may be.

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


         Liquidity and Capital Resources

         The Company's primary sources of cash since 1995 have been funds provided by operating activities, proceeds from additional long-term debt and capital contributions. In 1997, operating activities used $5.7 million of cash compared to providing $1.3 million of cash in 1996 and $6.0 million in 1995.

           In 1997, long-term debt proceeds provided $1.3 million of cash compared to $190.6 million in 1996 and $10.0 million in 1995. In 1997, the disposal of assets provided cash of $0.3 million compared to $0.8 million in 1996 and $1.4 million in 1995. In 1997 proceeds from revolving loan provided $11.2 million.

         The primary uses of cash since 1995 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In 1997, the Company purchased 1 funeral home and three cemeteries for an aggregate purchase price of $2.6 million compared to three funeral homes for an aggregate purchase price of $0.7 million in 1996. In 1995, the Company purchased 11 funeral homes for an aggregate purchase price of $8.9 million. In 1997, the Company sold three funeral homes for $2.0 million.

           In 1997 and 1996, the Company used $3.2 million for capital expenditures and $1.6 million in 1995. In 1997, the Company paid $4.6 million in principal payments on long-term debt, principally relating to repayment of former owner obligations, compared to $114.7 million in 1996 which principally related to the refinancing of the indebtedness of Old Prime and $7.7 million in 1995. In 1997 the company used $1.4 million for the acquistion of the Predecessor Company compared to $196.3 million in 1996.

           The Company estimates that capital expenditures will be approximately $1.5 million in 1998 to be used in part for the repair and improvement of existing facilities. The Company also expects to invest approximately $1.8 million in 1998 for cemetery inventory development.

           Contemporaneously with the consummation of the Acquisition in 1996, the Company entered into senior secured credit facilities (the "Bank Credit Facilities") with a syndicate of financial institutions and The Bank of Nova Scotia, as administrative agent.

           The Bank Credit Facilities provided the Company with senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $90 million, the proceeds of which were used to finance the Acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceeds of which will be used for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. The Bank Term Facility will mature 7 years after the Acquisition Closing Date, and the Bank Revolving Facility will mature 5 years after the Acquisition Closing Date. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the" Bank Closing"); $4 million in the fourth year after the Bank Closing; $9 million in the fifth year after the Bank Closing; $12.5 million in the sixth year after the Bank Closing and $61.5 million upon the maturity of the Bank Term Facility. The Revolving Credit Facility will be payable in full at maturity, with no prior amortization.

           All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, by Old Prime and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the guarantors under the Bank Credit Facilities and the Bank Guarantees are secured by first priority security interests in all existing and future assets (other than real property and vehicles covered by certificates of title) of the Company and the Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

           As of December 31, 1997, the Company had $203 million of indebtedness outstanding and approximately $9.7 million of borrowing availability under the Revolving Credit Facility. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Revolving Credit Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

Forward-Looking Statements

           Certain statements in this Annual Report on Form 10-K include "forward-looking statements" as defined in Section 21D of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1 "Business", and Item 11 "Executive Compensation", and located elsewhere herein regarding the Company's financial position, plans to increase revenues, reduce general and administrative expense and take advantage of synergies, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company (as defined herein) or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


PRIME SUCCESSION, INC. AND SUBSIDIARIES AS OF DECEMBER 31, 1997 AND 1996 AND FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIODS FROM JANUARY 1, 1996 THROUGH AUGUST 25, 1996 AND FROM AUGUST 26, 1996 THROUGH DECEMBER 31, 1996:

Independent Auditors' Report.................................................15
Financial Statements:
     Consolidated Balance Sheets.............................................16
     Consolidated Statements of Operations.................................. 18
     Consolidated Statements of Shareholders' Equity.........................19
     Consolidated Statements of Cash Flows...................................20
     Notes to Consolidated Financial Statements..............................22


PRIME SUCCESSION, INC. AND SUBSIDIARIES FOR THE YEAR ENDED DECEMBER 31, 1995:

Report of Independent Auditors...............................................38
Financial Statements:
     Consolidated Statements of Operations.................................. 39
     Consolidated Statements of Shareholders' Equity.........................40
     Consolidated Statements of Cash Flows...................................41
     Notes to Consolidated Financial Statements..............................42

Schedule II - Valuation and Qualifying Accounts..............................65



All other schedules have been omitted as not applicable or not required.

                                  Independent Auditors' Report

Board of Directors
Prime Succession, Inc.:

We have audited the accompanying consolidated balance sheets of Prime Succession, Inc. and subsidiaries (Successor Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1997 and for the period from August 26, 1996 through December 31, 1996 (Successor Company period), and the consolidated statements of operations, shareholders' equity, and cash flows of Prime Succession, Inc. and subsidiaries (Predecessor Company) for the period from January 1, 1996 through August 25, 1996 (Predecessor Company period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Prime Succession, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and for the Successor Company period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor Company consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the Predecessor Company period, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1997 and 1996.

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

                                                        KPMG Peat Marwick LLP

Cincinnati, Ohio
March 6, 1998


                                      Prime Succession, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                            December 31, 1997 and 1996

                                                                                            December 31
                                                                                     1997               1996
                                    Assets
Cash and cash equivalents                                                            $1,555,415          $2,985,704
Restricted cash                                                                              --           4,388,837
Receivables:
         Trade, less allowance of $2,647,693 and $2,834,438                          13,073,005          11,286,384
         Other                                                                        4,492,005             785,586
                                                                                ----------------    ----------------
                           Total receivables                                         17,565,010          12,071,970
Inventories:
         Merchandise                                                                  3,836,994           2,951,913
         Cemetery lots and mausoleum spaces                                           1,693,530           1,115,342
                                                                                ----------------    ----------------
                           Total inventories                                          5,530,524           4,067,255
                                                                                ----------------    ----------------

Prepaids and other current assets                                                       319,000             354,576
Prepaid fees to shareholders (note 4)                                                        --             375,000
Deferred income taxes (note 9)                                                          723,566             371,249
                                                                                ----------------    ----------------

                  Total current assets                                               25,693,515          24,614,591
                                                                                ----------------    ----------------
Property and equipment:
         Land and land improvements                                                  16,190,801          16,101,845
         Buildings and improvements                                                  47,313,605          45,664,076
         Equipment, furniture and fixtures                                            9,051,236           7,363,265
         Accumulated depreciation                                                   (3,165,322)           (741,179)
                                                                                ----------------    ----------------
                  Net property and equipment                                         69,390,320          68,388,007
                                                                                ----------------    ----------------

Developed cemetery properties                                                        12,996,135          12,951,162
Undeveloped cemetery properties                                                      31,902,345          30,616,355
Goodwill, less accumulated amortization of $7,482,615 and $1,789,876                222,086,427         228,215,892
Other intangible assets, less accumulated amortization of $5,866,178 and
          $1,548,680                                                                 23,147,315          27,621,587
Long-term receivables, less allowance of $3,288,268 and $2,731,216                    9,318,513           5,584,119
Other assets                                                                            571,615             796,489
                                                                                ----------------    ----------------
                                                                                   $395,106,185        $398,788,202
                                                                                ================    ================


              See  accompanying  notes  to  consolidated  financial statements.





                                      Prime Succession, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                            December 31, 1997 and 1996


                                                                                            December 31
                                                                                     1997                1996
                     Liabilities and Shareholders' Equity
Accounts payable                                                                     $2,679,090          $2,695,283
  Other accrued expenses                                                              8,441,985          11,255,743
  Current installments of obligations under agreements with former owners             2,369,684           3,326,127
(note 5)
  Current installments of long-term debt (note 6)                                     1,389,530           5,253,936
  Due to related party (note 4)                                                          83,333                  --
                                                                                ----------------    ----------------
                                            Total current liabilities                14,963,622          22,531,089
                                                                                ----------------    ----------------
Deferred merchandise liabilities and revenues, less trust fund deposits              17,600,097          19,612,190
  Obligations under agreements with former owners, less current installments         15,259,919          17,568,971
         (note 5)
Long-term debt, less current installments (note 6)                                  201,580,635         189,752,128
Deferred income taxes (note 9)                                                       16,770,180          18,316,831
Other long-term liabilities (note 12)                                                 2,690,510           4,402,013

Shareholders' equity (note 7):
         Common stock, par value $.01 per share, 1,000 shares authorized;
                  100 issued and outstanding shares                                           1                   1
         Additional paid-in capital                                                 129,047,493         129,554,499
         Accumulated deficit                                                         (2,806,272)         (2,949,520)
                                                                                ----------------    ----------------
                                            Total shareholders' equity             126,241,222          126,604,980
                                                                                ----------------    ----------------
Commitments and contingencies (notes 10, 11 and 12)
                                                                                   $395,106,185        $398,788,202
                                                                                ================    ================

                 See  accompanying  notes to consolidated financial statements.






                                                                         Prime Succession, Inc. and Subsidiaries

                                                                          Consolidated Statements of Operations
                                                         For the year ended December   31, 1997 and periods from January 1,1996
                                                         through August 25, 1996 and from August 26, 1996 through December 31,1996

                                                                             Successor                    Predecessor
                                                                              Company
                                                                                                            Company
                                                                 -----------------------------------     --------------

                                                                      Year           August 26,           January 1,
                                                                      Ended         1996 through         1996 through
                                                                  December 31,      December 31,          August 25,
                                                                      1997              1996                 1996
                                                                 ---------------- ------------------     --------------
Revenues:

         Funeral services (note 8)                                   $78,698,491        $26,805,617        $47,281,120
         Cemetery sales                                               22,440,769          5,845,936          8,834,774
                                                                 ---------------- ------------------     --------------

                                                                     101,139,260         32,651,553         56,115,894
Costs and expenses:
         Funeral homes                                                47,005,645         17,514,919         32,257,977
         Cemetery                                                     15,517,734          4,070,525          6,546,474
                                                                 ---------------- ------------------     --------------

                                                                      62,523,379         21,585,444         38,804,451
Corporate and regional general and administrative
         expenses                                                      3,250,451          2,089,994          4,637,919
Depreciation and amortization                                         11,241,934          3,483,901          5,341,150
Legal settlement (note 3)                                                     --                 --          6,344,313
                                                                 ---------------- ------------------     --------------

Operating income                                                      24,123,496          5,492,214            988,061
                                                                 ---------------- ------------------     --------------

Other expenses:
         Interest expense, including amortization of deferred
                  loan costs of $1,792,884, $622,473 and $360,269     23,843,345          8,539,585         10,059,415
         Other                                                                --             98,015             39,315
                                                                 ---------------- ------------------     --------------

                                                                      23,843,345          8,637,600         10,098,730
                                                                 ---------------- ------------------     --------------

Income (loss) before income taxes                                        280,151         (3,145,386)        (9,110,669)
Income tax benefit (expense) (note 9)                                   (136,903)           195,866           (364,796)
                                                                 ---------------- ------------------     --------------

Net income (loss)                                                        143,248         (2,949,520)        (9,475,465)
Redeemable Preferred Stock dividend requirements                              --                 --           (277,111)
                                                                 ---------------- ------------------     --------------

Net income (loss) attributable to common shareholders                   $143,248        $(2,949,520)       $(9,752,576)
                                                                 ================ ==================     ==============



                   See accompanying notes to consolidated financial statements.




                                                            Prime Succession, Inc. and Subsidiaries

                                                       Consolidated Statements of Shareholders' Equity

                                        For the year ended  December  31, 1997 and periods  from January 1, 1996 through
                                                 August 25, 1996 and from August 26, 1996 through December 31,1996


                                                   Predecessor
                                                     Company

                                                     Common            Successor
                                                      Stock             Company        Additional                            Total
                                               --------------------
                                               Class A     Class B       Common         Paid-in         Accumulated    Shareholders'
                                                                         Stock          Capital           Deficit          Equity
                                               --------    --------    -----------    -------------    --------------    -----------
Predecessor Company:

         Balance as of December 31, 1995   $         1  $        9  $           -  $    31,902,729  $    (9,211,524)  $  22,691,215
         Net loss for the period January
         1, 1996 through August 25, 1996             -           -              -                -       (9,475,465)     (9,475,465)

         Accrued dividends on redeemable
                  preferred stock                    -           -              -         (277,111)                -       (277,111)
                                               ========    ========    ===========    =============    ==============   ============
         Balance as of  August 25, 1996    $         1  $        9  $           -  $    31,625,618  $   (18,686,989)  $  12,938,639
                                               ========    ========    ===========    =============    ==============   ============

Successor Company:
         Acquisition of Predecessor
           Company  (note 7)               $         -  $        -  $           1  $   129,999,999  $              -  $ 130,000,000
         Receivable due from parent
         company                                     -           -              -         (445,500)                -       (445,500)
         Net loss for the period August
         26, 1996 through December 31, 1996          -           -              -                -       (2,949,520)     (2,949,520)

                                               --------    --------    -----------    -------------    --------------   ------------
         Balance as of December 31, 1996             -           -              1      129,554,499       (2,949,520)    126,604,980
         Receivable due from parent
           company (note 4)                          -           -              -         (507,006)                -       (507,006)
         Net income for the year ended
                  December 31, 1997                  -           -              -                -          143,248         143,248
                                               ========    ========    ===========    =============    ==============   ============
         Balance as of  December 31, 1997  $         -  $        -  $           1  $   129,047,493  $    (2,806,272)  $ 126,241,222
                                               ========    ========    ===========    =============    ==============   ============

                   See accompanying notes to consolidated financial statements.






                                                            Prime Succession, Inc. and Subsidiaries

                                                             Consolidated Statements of Cash Flows

                                                 For the year ended December 31, 1997 and the periods from January 1,
                                                 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996

                                                                              Successor                    Predecessor
                                                                               Company                       Company
                                                                 ------------------------------------  ---------------------
                                                                       Year            August 26,           January 1,
                                                                       ended          1996 through         1996 through
                                                                   December 31,       December 31,          August 25,
                                                                       1997               1996                 1996
                                                                 ------------------ -----------------  ---------------------
Cash flows from operating activities:


Net income (loss)                                                 $        143,248      $ (2,949,520)          $ (9,475,465)
Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
         Depreciation and amortization                                  13,034,818         4,106,374              5,701,419
         Provision for doubtful accounts                                 3,217,492           970,172                991,798
         Provision for deferred income taxes                            (1,898,968)         (141,369)               155,227
         Legal settlement                                                       --                --              6,344,313
         Payment on legal settlement                                            --        (5,344,313)            (1,100,000)
         Changes in operating assets and liabilities
                  net of effects of acquisition of subsidiaries:
                    Receivables                                        (10,444,182)       (3,359,542)              (211,649)
                      Inventories                                       (1,561,711)          493,059                (68,444)
                      Accounts payable and accrued expenses             (3,656,309)        3,037,740                887,452
                      Deferred merchandise liabilities and              (2,005,471)          505,549              2,475,263
                      revenue (net)
                      Other long-term liabilities                       (1,752,945)        1,021,741               (446,222)
                      Other                                               (766,522)         (323,179)            (1,947,562)
                                                                      -------------    --------------         --------------

Net cash provided by (used in) operating activities                     (5,690,550)       (1,983,288)             3,306,130
                                                                 ------------------ -----------------  ---------------------
Cash flows from investing activities:
         Proceeds from the disposal of assets                              265,731           674,633                152,205
         Purchases of property and equipment                            (3,203,500)       (2,100,108)            (1,087,432)
         Net cash received for sale of business                          2,041,033                --                     --
         Net cash paid for purchase of business                         (2,606,951)                --              (675,000)
                                                                 -----------------    --------------         --------------
Net cash used in investing activities                                   (3,503,687)       (1,425,475)            (1,610,227)
                                                                 ------------------ -----------------  ---------------------

                                                                                                               (Continued)



                                                                Prime Succession, Inc. and Subsidiaries

                                                                 Consolidated Statements of Cash Flows

                                                For the year ended December 31, 1997 and the periods from January 1,
                                           1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996





                                                                              Successor                    Predecessor
                                                                               Company                       Company
                                                                 ------------------------------------  ---------------------
                                                                       Year            August 26,           January 1,
                                                                       ended          1996 through         1996 through
                                                                   December 31,       December 31,          August 25,
                                                                       1997               1996                 1996
                                                                 ------------------ -----------------  ---------------------
Cash flows from financing activities:

         Proceeds from long-term debt                                    1,309,782       190,000,000                618,000
         Proceeds from bank indebtedness under revolving loan           11,200,000                --                     --

         Payments on long-term debt                                     (4,621,844)     (111,506,428)            (3,219,194)
         Payments on obligations under agreements with former
                      owners                                            (3,160,498)       (2,346,269)            (1,444,015)
         Capital contributions                                                  --                --              3,000,000
         Issuance of common stock                                               --       129,554,500                     --
         Acquisition of Predecessor Company                             (1,352,329)     (196,335,542)                    --
         Decrease (increase) in restricted cash                          4,388,837        (4,388,837)                    --
                                                                       -------------    --------------         --------------
Net cash provided by (used in) financing activities                      7,763,948         4,977,424             (1,045,209)
                                                                       -------------    --------------         --------------
Net increase(decrease)  in cash and cash equivalents                    (1,430,289)        1,568,661                650,694
Cash and cash equivalents at beginning of period                         2,985,704         1,417,043                766,349
                                                                     -------------    --------------         --------------
Cash and cash equivalents at end of period                          $    1,555,415      $  2,985,704           $  1,417,043
                                                                 ================== =================  =====================
Supplemental cash flow information: Cash paid during the year for:
                  Income taxes                                      $      136,624    $      210,846         $      248,677
                                                                 ================== =================  =====================
                  Interest                                           $  21,906,096     $   4,644,749          $   8,483,810
                                                                 ================== =================  =====================


                 See accompanying  notes to consolidated  financial statements.




                          Prime Succession, Inc. and Subsidiaries

                         Notes to Consolidated Financial Statements

                                     December 31, 1997

(1)           Acquisition and Description of the Business

              On August 26, 1996 (Closing Date), Prime Succession, Inc.'s (Predecessor Company) capital stock was purchased (the Acquisition) by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates (Blackstone), Loewen Group International, Inc. (Loewen) and PSI Management Direct L.P. (PSIM). A new entity, Prime Succession, Inc. (Successor Company), was formed and became a wholly-owned subsidiary of the Predecessor Company. In connection with the Acquisition, all of the assets and liabilities of the Predecessor Company were transferred to the Successor
              Company. Collectively, the Predecessor Company and Successor Company are herein referred to as "the Company". The total purchase price was approximately $320 million of which approximately $130 million was contributed by Blackstone and Loewen, and $190 million was financed through bank borrowings and the issuance of senior subordinated notes. The purchase accounting method was used to record the transaction. The estimated fair value of the acquired assets, excluding goodwill, aggregated approximately $173 million and liabilities assumed aggregated approximately $85 million. The excess of the purchase price over the fair value of net assets of approximately $230 million was established as goodwill and will be amortized over 40 years.

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

              The following represents the unaudited pro forma results of operations as if the acquisition occurred at the beginning of 1995.
                                                        Year ended December 31,
                                           ------------------------------------
                                                 1995               1996
                                           -----------------   ----------------
                  Revenue               $        85,400,000 $       88,900,000
                                           =================   ================
                  Net loss              $       (11,300,000) $     (18,300,000)
                                           =================   ================

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

              In 1997, the Company purchased one funeral home and three cemeteries for an aggregate purchase price of $2.6 million and sold three funeral homes for $2.0 million. The acquisitions and dispositions had an immaterial effect on the consolidated financial statements for the year ended December 31, 1997.

              The Company is fifth-largest operator of funeral homes and cemeteries, on the basis of revenues, in the United States and is the largest privately-held company in the funeral and cemetery industry. The Company owns 143 funeral homes and 19 cemeteries in 20 states. The Company was founded in 1991, began operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries, primarily in non-urban areas of the United States. The Company has focused on non-urban areas in order to take advantage of the opportunities offered by such areas, including (i) the opportunity to establish and maintain a higher market share as a result of the smaller number of death care providers and (ii) the stronger preference for traditional full-service funeral services and burials. Historically, the Company's primary growth strategy has been to purchase properties that can serve as anchor locations and subsequently to acquire additional funeral homes and cemeteries located near those central assets.

(2)           Significant Accounting Policies

                  (a)   Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                  (b)   Cash and Cash Equivalents

                  All highly liquid investments, generally with original maturities of three months or less, are considered to be cash equivalents. Restricted cash of $4,388,837 at December 31, 1996 was segregated from cash and cash equivalents on the balance sheet as a separate caption. The use of this cash, which was deposited at several financial institutions, was restricted for the prepayment of certain former owner debt and the collateralization of a letter of credit of approximately $3,940,000 and $450,000, respectively.


                                                                     (Continued)

                             Prime Succession, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements, Continued

(2)           Significant Accounting Policies, Continued

                  (c)   Receivables

                  The Company's receivables represent a combination of amounts due on at-need and pre-need installment contracts. The
                  Company frequently extends credit to its customers for the purchase of funeral services or cemetery space. The customers' credit worthiness is evaluated on a case by case basis and collateral is generally not required on credit sales. Installment contracts receivable, arising primarily from the sales of cemetery property and merchandise, are generally due in monthly installments over periods of one to six years. The contracts require cash down payments and generally include simple interest, computed at rates ranging from approximately 6% to 18% per annum, which is recognized on the interest method over the contract life. Allowances include estimates for contract cancellations and uncollectible accounts.

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

    (g)   Goodwill

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

     The Predecessor Company recognized revenues from pre-need funeral services and merchandise when the services and merchandise were provided, except for caskets and vaults included on cemetery contracts in certain states (see
     Note 2(j)). Where allowed by state laws, if the Successor Company has both cemetery and funeral operations, it recognizes revenues from pre-need funeral merchandise when the customer contracts are signed and a down payment is received, with concurrent recognition of related costs. Where it is prohibited by state laws, or the Successor Company has only funeral operations, it recognizes revenues from pre-need funeral merchandise when the merchandise is provided. Payments are typically used to purchase insurance contracts on the lives of the patrons or deposited into trust funds as required by state law, and are not shown on the consolidated balance sheet (see Note 8).

                                                                     (Continued)

Prime Succession, Inc. and Subsidiaries

(2)  Significant Accounting Policies, Continued

     (i)   Revenue Recognition - Funeral Services and Merchandise, Continued

     For the Predecessor Company, trust earnings available for withdrawal prior to the delivery of funeral services, and insurance commissions paid in connection with the insurance contracts described above, were recognized currently as part of funeral service revenues. Direct obtaining costs related to the sale of pre-need funeral services were included in other assets and were being amortized over a period of approximately 20 years. For the Successor Company, trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the accumulated trust earnings and annual insurance benefits as funeral revenues. Direct obtaining costs related to the sale of prearranged funeral services are included in other assets and amortized over a period of ten years, approximating the period the benefits are expected to be realized. Direct obtaining costs, net of accumulated amortization, were approximately $9,300,000 and $4,000,000 as of December 31, 1997 and 1996, of which $5,300,000 and $600,000 was deferred, net of amortization, by the Successor Company for the year ended December 31, 1997 and from August 26, 1996 through December 31, 1996, respectively. Indirect obtaining costs relating to the sale of prearranged funeral services are expensed in the period incurred.

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

     In compliance with local laws, a portion of the proceeds from the sale of cemetery lots may be required to be paid into perpetual or endowment care trust funds. A portion of the proceeds from the related pre-need sale of other cemetery merchandise may also be required to be paid into merchandise trust funds. As of December 31, 1997 and 1996, the amount held in merchandise trust funds was approximately $9,600,000 and $4,500,000. The Company recognizes currently the earnings on amounts withdrawn from these trusts; approximately $400,000, $130,000 and $70,000 for the year ended December 31, 1997 and for the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996. Earnings on the perpetual or endowment care trust funds are used to defray cemetery maintenance costs. The principal amount of deposits placed in the merchandise trusts is available to the Company when the merchandise is delivered.

                                                                     (Continued)

Prime Succession, Inc. and Subsidiaries

(2)  Significant Accounting Policies, Continued

     (k)   Income Taxes

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

     (l)   Disclosures About Fair Value of Financial Instruments

     The carrying amounts as of December 31, 1997 and 1996 of receivables, accounts payable and other accrued expenses approximate fair value due to the short maturity of these instruments. See Notes 5 and 6 for disclosures regarding the fair value of obligations under agreements with former owners and long-termdebt, respectively.

     (m)   Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (n)   Reclassifications

     Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation.

 (3) Litigation Settlement

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

                                                                     (Continued)

    Prime Succession, Inc. and Subsidiaries

 (4)Related Party Transactions

     In October 1996, the Company entered into agreements with certain former owners and Loewen to substitute Loewen as the borrower and to release the Company from any further obligation on its debt of approximately $1,650,000 to the former owners. In connection with these agreements, the Company paid Loewen cash equal to the debt assumed.

     On August 26, 1996, the Company entered into an Administrative Services Agreement (Agreement) with Loewen. The Agreement requires Loewen to provide various administrative services and support to the Company including, but not limited to, licenses to use software packages, legal services, certain employee training and support services, travel services, etc. The Company pays Loewen $250,000 annually as a prepayment for services. The term of the Agreement is eight years and allows for annual increases up to 2.5% on the $250,000 base fee each August 26. The Agreement also requires the Company to reimburse Loewen on a timely basis for all out of pocket costs and expenses incurred from third parties in connection with the provision of services described above.

     The Company advances funds to Prime Succession Holdings, Inc. ("Holdings"), the parent company, in order to pay an annual monitoring fee to Blackstone, board of directors fee and related expenses. At December 31, 1997 the amount due from parent consists of the 1998 monitoring fee of $250,000, the 1997 monitoring fee of $167,000 ($83,000 was paid by the Company on behalf of Holdings in 1996) and directors fees and related expenses of approximately $90,000. This amount is classified in the shareholders' equity section of the consolidated balance sheet as a reduction to additional paid in capital.

     At December 31, 1996, the Company recorded a prepaid asset of $167,000 related to the monitoring fee, as the fee is payable in advance.

     This $250,000 monitoring fee is payable annually in advance on August 26 until such time that the Put/Call Agreement is exercised (see Note 7).

     In connection with the Acquisition, on the Acquisition Closing Date, affiliates of Blackstone received fees of approximately $3,200,000 and the Company reimbursed Blackstone for all out-of-pocket expenses incurred in connection with the Acquisition and Loewen received a consulting fee of $1,500,000 and was reimbursed for certain expenses in connection with the Acquisition equal to $1,000,000.





                                                                     (Continued)

 Prime Succession, Inc. and Subsidiaries

 Notes to Consolidated Financial Statements, Continued

 (5)  Obligations Under Agreements with Former Owners

      The Company has entered in to consultative  and  noncompetition  agreements  (generally for ten years) with certain  officers of the Company and former owners and key employees of  businesses  acquired.  Obligations under these agreements are as follows:
                                                                            December 31,         December 31,
                                                                                1997                 1996
                                                                          -----------------    -----------------
         Obligations  under  covenants not to compete,  amounts  payable monthly with final installments in January 1998 through

         December 2010. Obligations have been discounted at 13%           $     13,648,131     $     16,843,386
         Obligations under consulting agreements, amounts payable
         monthly with final installments in February 1999 through
         December 2014.  Obligations have been discounted at 13%                 3,981,472            4,051,712
                                                                          -----------------     -----------------
                                                                                17,629,603           20,895,098
         Less current installments                                               2,369,684            3,326,127
                                                                          -----------------    -----------------
                                                                           $    15,259,919     $     17,568,971
                                                                          =================    =================

              As  of  December  31,  1997  and  1996,  the  carrying  amount  of obligations under agreements with former owners  approximates fair value.

              The approximate aggregate maturities on these agreements for the five years ending December 31, 2002 and thereafter are as follows:

         1998                                                           $        2,369,684
         1999                                                                    2,434,452
         2000                                                                    2,688,354
         2001                                                                    2,731,124
         2002 and thereafter                                                     7,405,989
                                                                          =================
                                                                        $       17,629,603
                                                                          =================

              Certain of  the obligations are  collateralized  by  letters of credit of  approximately $4,100,000
              (see note 6).

              Interest  paid on  obligations  under  agreements  with former owners  was approximately $2,410,000,
              $830,000 and $1,450,000 for the year ended  December  31, 1997 and the periods from  August 26, 1996 through  December 31, 1996 and January 1, 1996 through  August 25, 1996.


                                                                     (Continued)


Prime Succession, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

 (6)          Long-Term Debt

              Long-term debt consists of:
                                                                               December 31,          December 31,
                                                                                   1997                  1996
                                                                            --------------------  --------------------
      Revolving credit loan payable to bank                                       $  11,200,000      $             --
      Senior  subordinated  notes,  interest  payable  semi-annually   beginning
      February 1, 1997 with maturity date of August 15, 2004. Interest is  fixed
      at 10 3/4%.                                                                   100,000,000           100,000,000
      Term loans, interest payable quarterly and principal payable semi-annually from  February  1, 1997  through  August 1, 2003 (8.93% and 8.67% interest rate at December 31, 1997 and 1996, respectively).
                                                                                     89,000,000            90,000,000
      Other                                                                           2,770,165             5,006,064
                                                                            --------------------  --------------------
                                                                                    202,970,165           195,006,064
      Less current installments                                                       1,389,530             5,253,936
                                                                            --------------------  --------------------


      Long-term debt, excluding current installments                               $201,580,635          $189,752,128
                                                                            ====================  ====================

     As of December 31, 1997, the Company had $100,000,000 in Senior Subordinated Notes outstanding with various institutional investors from an August 20, 1996 private offering. The notes, which mature on August 15, 2004, require semi-annual interest payments on February 15 and August 15 of each year at a rate of 10 3/4%. The notes were used to partially finance the Acquisition of the Company, as described in Note 1. In January 1997, the Company exchanged $100,000,000 of publicly registered 10 3/4% Senior Subordinated Notes due 2004 for the $100,000,000 outstanding Senior Subordinated Notes due 2004.

     As of December 31, 1997, the Company had $89,000,000 in term loans outstanding under the Bank Credit Agreement dated August 26, 1996. The term loans, which bear interest at the Base Rate or the Adjusted Eurodollar Rate, as defined in the Bank Credit Agreement dated August 26, 1996 require quarterly interest payments and semi-annual principal payments from February 1, 1997 through August 1, 2003. The term loans were used to partially finance the acquisition of the Company, as described in Note 1. The Company has pledged substantially all of its assets, except real property and vehicles, to secure the term loans.


                                                                     (Continued)

Prime Succession, Inc. and Subsidiaries

     (6) Long-Term Debt, Continued

     In October 1996, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its term loans for the period from February 26, 1997 to August 26, 2000. These agreements effectively limit the Company's interest rate exposure on $72,000,000 of its then $90,000,000 term loans to a fixed 7.0% during the term of the agreements. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

     Under the Revolving Loan section of the Bank Credit Agreement dated August 26, 1996, the Company may borrow up to $25,000,000 for general corporate purposes until August 26, 2001. The Revolving Loans bear interest at the Base Rate or the Adjusted Eurodollar Rate, as defined in the Bank Credit Agreement. As of December 31, 1997, there is a commitment fee of 0.5% on the unused portion of the credit line. There were outstanding letters of credit of approximately $4,100,000 and borrowings of $11,200,000 on the line of credit bearing interest at 2.75% and 8.71%, respectively. There were outstanding letters of credit of approximately $5,400,000 and no borrowings on the line of credit as of December 31, 1996.

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

     The Company also has approximately $2,800,000 and $5,000,000 of other debt outstanding as of December 31, 1997 and 1996, respectively. Approximately $740,000 of this other debt, as of December 31, 1997, is due to a former owner with a rate of 9%. Approximately $3,900,000 of other debt as of December 31, 1996 was due to former owners with rates ranging from 8% to 11%.

     In connection with the Acquisition (see Note 1), the Company defeased certain of its debt due to former owners for approximately $2,000,000 and recorded a purchase accounting adjustment of approximately $200,000. As of December 31, 1997 and 1996, approximately $1,700,000 and $1,800,000 of the former owner notes have been extinguished through defeasance, respectively.

     As of December 31, 1997 and 1996, the carrying amount of long-term debt approximates fair value.


                                                                     (Continued)

Prime Succession, Inc. and Subsidiaries

(6)  Long-Term Debt, Continued

     The approximate aggregate principal maturities of long-term debt for the five years ending December 31, 2002 and thereafter are as follows:

                        1998                                      $   1,389,530
                        1999                                          1,275,578
                        2000                                          4,327,440
                        2001                                         20,353,701
                        2002 and thereafter                         175,623,916
                                                                   $202,970,165

     Interest paid on long-term debt was approximately $19,300,000, $2,300,000 and 6,860,000 for year ended December 31, 1997 and the periods from August 26, 1996 through December 31, 1996 and from January 1, 1996 through August 25, 1996, respectively.

(7)  Shareholders' Equity

     As of December 31, 1997 and 1996, all of the  outstanding  shares of common
     stock  of  the  Company  are  held  by  Prime  Succession  Holdings,   Inc.
     (Holdings), the parent company.

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



                                                                     (Continued)

Prime Succession, Inc. and Subsidiaries

(8)   Pre-arranged Funeral Contracts

     The Company enters into contracts with customers to pre-arrange funeral services and merchandise at a fixed price. In certain arrangements, the Company receives payment on the contract from the customer. In turn, the Company invests in a variety of instruments to fund pre-arranged funeral and cremation services and the related merchandise sold but not delivered. Amounts trusted are invested primarily in investment grade debt securities and time deposits. Such investments are subject to the risk that the current market value may fall below cost. The market value of assets held in trust as of December 31, 1997 and 1996 was approximately $53,200,000 and $47,100,000. In the state of Alabama, which does not require pre-arranged funeral trusts, the Company invests in insurance contracts to cover the estimated future costs of fulfilling its pre-arranged funeral contracts. As of December 31, 1997 and 1996 the amount invested in insurance contracts was approximately $9,100,000 and $8,100,000.

     In December 1997, the Company entered into an agreement to transfer approximately $17,000,000 of assets held in trust to another trustee, that will invest the funds in life insurance. As a result, the Company earned a commission of approximately $3,100,000, which was recorded as funeral revenue in 1997.

     The Company has other arrangements under which the customer purchases an insurance policy which is assigned to the Company. The Company does not have control of these policies and is obligated to deliver the service at the fixed price only if the customer delivers the policy proceeds.

 (9) Income Taxes


     Income tax expense (benefit) consists of:
                                                                       Successor                 PredecessorCompany
                                     Company
                                                         --------------------------------------  -------------------
                                                                                Period from         Period from
                                                               Year              August 26,          January 1,
                                                              ended             1996 through        1996 through
                                                           December 31,         December 31,         August 25,
                                                               1997                 1996                1996
                                                         -----------------    -----------------  -------------------
         Federal:
                     Current                                $          --       $           --        $          --
                     Deferred                                          --             (163,330)             138,887
         State:
                     Current                                      136,903              (54,497)             209,569
                     Deferred                                          --               21,961               16,340
                                                         -----------------       -----------------   -----------------
                                                                  $136,903            $(195,866)            $364,796
                                                         =================       =================  ===================

                                                                                                              (Continued)


                                                Prime Succession, Inc. and Subsidiaries

                                         Notes to Consolidated Financial Statements, Continued

(9)   Income Taxes, Continued

     The  differences   between  income  taxes  provided  in  the   accompanying
     consolidated  statements  of  operations  and the  amounts  which  would be computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes are as follows:

                                                                      Successor                      Predecessor
                                                                       Company                         Company
                                                         ------------------------------------     ------------------
                                                                              Period from            Period from
                                                               Year            August 26,            January 1,
                                                              ended           1996 through          1996 through
                                                           December 31,       December 31,           August 25,
                                                               1997               1996                  1996
                                                         -----------------  -----------------     ------------------
     Computed "expected" tax benefit                       $       95,251        $(1,069,431)           $(3,097,627)
     Increase (decrease) in taxes resulting from:
           Goodwill amortization                                1,235,793            536,610                211,146
           State taxes, net of federal income taxes                90,356            (21,474)               149,100
           Valuation allowance                                   (789,571)           338,094              3,197,841
           Purchase price adjustments                            (529,956)                --                     --
           Other                                                   35,030             20,335                (95,664)
                                                         -----------------  -----------------     ------------------
               Actual income tax expense (benefit)          $     136,903       $   (195,866)           $   364,796
                                                         =================  =================     ==================


                                                                                                              (Continued)




Prime Succession, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(9)  Income Taxes, Continued

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                December 31,               December 31,
                                                                                    1997                       1996
                                                                           -----------------------    -----------------------
         Deferred tax assets:

                  Net operating loss carryfoward                                       $7,641,494                 $6,820,198
                  Allowance for doubtful accounts                                       2,257,810                  1,985,853
                  Covenants not to compete and consulting
                       agreements                                                       1,813,013                  2,004,679
                  Deferred funeral charges                                                977,814                  3,432,676
                  Accrued other expenses                                                  119,462                    747,484
                  Environmental reserve                                                   211,720                    313,500
                  Other                                                                   394,444                    411,310
                                                                           -----------------------    -----------------------
                                    Total gross deferred tax assets                    13,415,757                 15,715,700
                                    Less valuation allowance                            9,619,193                 10,408,764
                                                                           -----------------------    -----------------------
                                    Total deferred tax assets                           3,796,564                  5,306,936
                                                                           -----------------------    -----------------------
         Deferred tax liabilities:
                  Cemetery property, principally due to purchase
                       accounting                                                      11,734,089                 12,016,531
                  Property and equipment, principally due to
                  purchase accounting and differences in depreciation                   6,413,368                  8,376,737
                  Goodwill, principally due to differences in amortization              1,695,721                  1,929,769
                  Prepaid loan costs                                                           --                    735,484
                  Other                                                                        --                    193,997
                                                                           -----------------------    -----------------------
                                    Total deferred tax liabilities                     19,843,178                 23,252,518
                                                                           -----------------------    -----------------------
                                    Net deferred tax liability                        $16,046,614                $17,945,582
                                                                           =======================    =======================

     The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $9,619,193 and $10,408,764, respectively. The net change in total valuation allowance for the year ended December 31, 1997 and 1996 was a decrease of $789,571 and an increase of $7,457,391, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes the valuation allowance as of December 31, 1997 and 1996 is appropriate.

                                                                     (Continued)

Prime Succession, Inc. and Subsidiaries

(9)  Income Taxes, Continued

     Subsequently   recognized  tax  benefits  of  $2,022,489  relating  to  the valuation allowance for deferred tax assets as of December 31, 1997 and 1996 will be allocated to goodwill.

     As of December 31, 1997 and 1996, the Company has a net operating loss carryforward of approximately $20,110,000 and $17,950,000 for Federal income tax purposes. If not used to offset future taxable income, the tax loss carryforward will expire in varying amounts from 2006 through 2012.

(10) Leases

     The Company leases primarily funeral home facilities and vehicles under various noncancellable operating lease agreements. Approximate future minimum lease payments required under such operating leases with initial or remaining terms in excess of one year as of December 31, 1997 are as follows:

                       1998                                 $         2,785,687
                       1999                                           2,349,665
                       2000                                           2,051,347
                       2001                                           1,626,677
                       2002 and thereafter                            6,135,638
                                                             ==================
                                                            $        14,949,014
                                                             ==================

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

     Rent expense paid under operating leases was approximately $2,620,000, $1,030,000 and $1,930,000 for the year ended December 31, 1997 and the periods from August 26, 1996 through December 31, 1996 and from January 1, 1996 through August 25, 1996, respectively, of which approximately 14%, 14% and 15%, respectively, was paid to former owners currently employed by the Company.


                                                                     (Continued)

Prime Succession, Inc. and Subsidiaries

(11) Employee Benefit Plan

     The Company has established a 401(k) plan for the benefit of its employees. All employees who have reached the age of 21, have one year of service with the Company and have worked a minimum of 1,000 hours in any given year are eligible. Employees may defer a maximum of 15% of their compensation, subject to IRS limitations. The Company will match 50% of the employees' contribution up to a maximum of 2% of their salary. Total expense recognized by the Company during the year ended December 31, 1997, the period from August 26, 1996 through December 31, 1996 and from January 1, 1996 through August 25, 1996 was approximately $260,000, $62,000 and $95,000, respectively.

(12) Commitments and Contingencies

     The Company and Batesville Casket Company, Inc. (BCC) entered into a Casket Supply Agreement dated January 1, 1992. The agreement, as amended, requires the Company to purchase caskets solely from BCC at current market prices for the period from April 1, 1995 through March 31, 2000, to the extent BCC stocks those caskets required by the Company. Amounts purchased under this agreement were approximately $8,000,000, $2,300,000 and $5,100,000 for the year ended December 31, 1997 and the periods from August 26, 1996 through December 31, 1996 and from January 1, 1996 through August 25, 1996, respectively.

     The Company has accrued $537,000 and $825,000 as of December 31, 1997 and 1996 in other long-term liabilities as their best estimate of potential future environmental liabilities. The most significant components of this liability are storage tanks and septic tanks into which embalming fluids and other contaminants were discharged resulting in potential groundwater or soil contamination. The Company's current estimated range of costs as of December 31, 1997, for clean-up or removal is $476,000 to $850,000, with $537,000 representing the most probable costs which the Company expects to incur within the next five years.

     The Company is a party to legal proceedings in the ordinary course of its business but does not expect the outcome of any such proceedings to have a material adverse effect on the Company's financial position.

                                             REPORT OF INDEPENDENT AUDITORS

Board of Directors
Prime Succession, Inc. and Subsidiaries

         We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Prime Succession, Inc. and subsidiaries for the year ended December 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Prime Succession, Inc. and subsidiaries operations and their cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that Prime Succession, Inc. and subsidiaries will continue as a going concern. As discussed in Note 1, the Company has not complied with certain covenants of loan agreements with two of its lenders. These violations constitute events of default which provide the lenders with the right to demand immediate repayment of the debt and related accrued interest. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                ERNST & YOUNG LLP


Indianapolis, Indiana,
May 9, 1996,
except for Note 11, as
to which the date is
June 14, 1996

                                         PRIME SUCCESSION, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Year ended
                                                                   December 31,
                                                                  -------------
                                                                       1995
                                                                  -------------
   Revenues:
            Funeral services                                        $68,623,948
            Cemetery sales                                           12,890,745
                                                                  -------------
                                                                     81,514,693
   Cost of sales:
            Funeral homes                                            11,312,913
            Cemetery                                                  2,479,450
            Cumulative effect of change
            in accounting estimate (Note 5)                          (3,552,000)
                                                                   ------------
                                                                     10,240,363
   Operating expenses:
            Funeral homes                                            35,765,303
            Cemetery                                                  7,314,657
                                                                   ------------
                                                                     43,079,960

   Corporate and regional general and administrative expenses         6,108,842
   Depreciation and amortization                                      4,440,261
   Covenants not to compete                                           2,770,817
                                                                   ------------
   Operating income                                                  14,874,450

   Other income and expense:
            Interest expense                                         15,401,048
            Other income, net                                          (172,082)
                                                                   ------------
                                                                     15,228,966
   Loss before income taxes                                            (354,516)

   Income tax benefit (expense)                                        (308,624)
                                                                    ------------
   Net loss                                                            (663,140)
   Redeemable Preferred Stock dividend requirements                    (352,260)
                                                                    ============
   Net loss attributable to common shareholders                     $(1,015,400)
                                                                    ============



                                            See accompanying notes.


PRIME SUCCESSION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                            Common Stock                                Retained
                                                       -----------------------
                                                       Class A       Class B        Additional          Earnings
                                                       ---------     ---------
                                                        Amount        Amount         Paid-In            (deficit)
                                                                                     Capital
                                                       ---------     ---------    ---------------     --------------

Balance at January 1,1995                                   $ 1           $ 9       $ 29,254,989       $(8,548,384)
Common stock issued                                           -             -          3,000,000                 -
Net loss                                                      -             -                  -          (663,140)
Accrued dividends on Redeemable Preferred Stock               -             -           (352,260)                -
                                                       =========     =========    ===============     ==============
Balance at December 31, 1995                                $ 1           $ 9       $ 31,902,729       $(9,211,524)
                                                       =========     =========    ===============     ==============



                                                See accompanying notes.



PRIME SUCCESSION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Year ended December 31,
                                                                                       -----------------------------
                                                                                                  1995
Operating activities

Net loss                                                                                       $   (663,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation                                                                             2,549,399
         Amortization                                                                             5,456,104
         Provision for doubtful accounts                                                            973,561
         Provision for deferred income taxes                                                         81,578
         Gain on disposition of business                                                           (207,092)
         Cumulative effect of change in estimate of deferred merchandise liability               (3,552,000)
         Changes in operating assets and liabilities net of effects of acquisitions of subsidiaries:
                  Receivables                                                                    (2,103,297)
                  Inventories                                                                       548,877
                  Accounts payable and accrued expenses                                          (1,052,504)
                  Deferred merchandise and revenue (net)                                          2,518,817
                  Other                                                                           1,409,655
                                                                                              --------------
Net cash provided by operating activities                                                         5,959,958

Investing activities
Proceeds from the disposal of assets                                                              1,436,849
Purchases of property and equipment                                                              (1,561,564)
Net cash paid for purchases of businesses                                                        (8,931,865)
                                                                                              --------------
Net cash used in investing activities                                                            (9,056,580)

Financing activities
Proceeds from long-term debt                                                                      9,994,034
Payments on long-term debt                                                                       (7,725,492)
Payments on obligations under agreements with former owners                                      (2,031,248)
                                                                                              --------------
Net cash provided by financing activities                                                           237,294
                                                                                              --------------
Decrease in cash and cash equivalents                                                            (2,859,328)
Cash and cash equivalents at beginning of period                                                  3,625,677
                                                                                              ==============
Cash and cash equivalents at end of period
                                                                                              $     766,349
                                                                                              ==============

                                                 See accompanying notes.


PRIME SUCCESSION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 1995

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

         On April 11, 1996, the parties settled the litigation with the execution of a Termination of Pre-need Funding Agreements and Release. Under the terms of the settlement, the Company agreed to pay a total of $9,000,000 over twenty years to Mr. Gamble in consideration for the dismissal of the lawsuit and the termination of the pre-need funding agreement. The present value of the future settlement payments was recorded as a charge against income of $6,273,985 in the first quarter of 1996. Payments under the agreement are as follows:
$1,000,000 upon execution, $2,000,000 to be paid on or before April 1997, and monthly payments of $25,000 over twenty years beginning May, 1996. Upon the earlier date of the sale of the Company or April 1998, the Company will purchase an annuity to fund the remaining monthly payments. However, in lieu of the annuity, Mr. Gamble may demand payment from the Company of an amount equal to the purchase price of the annuity. As a result of the pending sale of the Company (see Note 11), the settlement has been classified as current in the March 31, 1996 unaudited balance sheet.

         The Company believes that it will recover a substantial portion of the cost of the settlement over time through higher commission rates and increased policy benefits through the purchase of pre-need insurance policies from an alternative insurance carrier.

PRIME SUCCESSION, INC. AND SUBSIDIARIES

For the Year Ended December 31, 1995

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

PRIME SUCCESSION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                          For the Year Ended December 31, 1995

3. Significant Accounting Policies--(Continued)

    Goodwill

         Goodwill, resulting from the cost of assets acquired exceeding the underlying net asset value, is being amortized on a straight-line basis over a forty-year period. The Company periodically evaluates the carrying value of goodwill to assess its continued recoverability. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. The amount of the impairment loss is calculated as the excess, if any, of the carrying amount of the impaired asset over the future discounted cash flows attributable to the asset. In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was issued. SFAS No. 121 requires the recognition of impairment losses on long-lived assets used in operations and intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. As required, the Company will adopt SFAS No. 121 in 1996. Based on current circumstances, SFAS No. 121 would not have a material impact on the Company's consolidated results of operations or financial position as of December 31, 1995.

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

         Revenues from the pre-need funeral services are not recognized in the financial statements until services are provided. Payments are typically used to purchase insurance contracts on the lives of the patrons or deposited into trust funds as required by state law, and are not shown on the consolidated balance sheet. The payment amounts trusted are available to the Company only as funeral services are delivered or are refundable to the purchasers under certain state laws that provide for return of such amounts to the purchasers under their option to cancel the contract. Earnings on the trust funds are recognized when withdrawn from trust, typically as the funeral services are delivered.

PRIME SUCCESSION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                          For the Year Ended December 31, 1995



3. Significant Accounting Policies--(Continued)

    Funeral Services, Continued

         Funeral services sold at the time of need are recognized as funeral revenue when contracted.

         Trust earnings available for withdrawal prior to the delivery of funeral services, as well as insurance commissions paid in connection with the insurance contracts described above, are recognized currently as part of funeral service revenues. Trust earnings recognized in income were $1,478,246 in 1995.

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

         In compliance with local laws, a portion of the proceeds from the sale of cemetery lots may be required to be paid into perpetual or endowment care trust funds. A portion of the proceeds from the related pre-need sale of other cemetery merchandise may also be required to be paid into merchandise trust funds. The Company recognizes currently the earnings on amounts deposited in these trusts; $187,834 in 1995. Earnings on the perpetual or endowment care trust funds are used to defray cemetery maintenance costs. The principal amount of deposits placed in the merchandise trusts is available to the Company when the merchandise is delivered.

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



PRIME SUCCESSION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For the Year Ended December 31, 1995
4. Acquisitions

During 1995, the Company purchased the following funeral homes:
Date                           Name                                          Location            Entity
April 17, 1995                 Aaron Cremation and Burial                    California          Funeral Home
April 28, 1995                 Brewer-Korisko Mortuary, Inc.                 Nebraska            Funeral Home
August 29, 1995                Grotewald Simi Valley Mortuary, Inc.          California          Funeral Home

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


         The total consideration paid was approximately $8,932,000 in 1995 of which $7,692,000 was financed through borrowings. In 1995, the Company acquired assets, excluding goodwill, with fair values aggregating approximately $4,413,000 and assumed liabilities of $194,000. All acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of net assets is established as goodwill. The results of operations for all acquisitions since the dates of acquisition have been included in the consolidated results of operations. The following represents the unaudited pro forma results of operations as if all of the above noted business combinations had occurred at the beginning of 1995.

                      ;                                Year ended
                                                      December 31,
                                                  ----------------------
                                                          1995
                                                       (Unaudited)
                      Revenues                              $85,386,185
                                                  ----------------------
                      Net Loss                         $        (82,887)
                                                  ======================

         The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the acquisitions had been consummated at the beginning of 1995 and is not intended to be a projection of future results or trends.

PRIME SUCCESSION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                          For the Year Ended December 31, 1995


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

         The components of income tax expense (benefit) are as follows:

                                   Year ended
                                  December 31,
                                                            ------------------
                                                                  1995
                                Federal:
                                         Deferred                   $  81,581
                                State:
                                         Current                      227,043
                                                            ------------------
                                                                     $308,624
                                                            ==================


           The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                                                 Year Ended December 31,
                                                                              -------------------------------
                                                                                           1995
        Computed income tax at the applicable federal statutory income tax rate         $   (120,535)
        Goodwill amortization                                                                242,755
        Change in estimate of deferred merchandise liability                              (1,207,680)
        State taxes, net of federal benefit                                                  149,848
        Valuation allowance                                                                1,198,463
        Other                                                                                 45,773
                                                                                      ===============
        Income tax expense                                                               $   308,624
                                                                                      ===============

          The Company has net operating loss  carryforwards  for tax  purposes  of   approximately
          $7,311,000  at  December 31, 1995 which expire in varying  amounts from 2006 through 2010.



                                         PRIME SUCCESSION, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                          For the Year Ended December 31, 1995
7. Long-Term Debt

         Long-term debt is as follows:
                                                                                         December 31, 1995
                                                                                       -----------------------
      Debt in default:
               Acquisition term loans:
               Interest and principal payable quarterly with final installments in
               July 1998 through October 2002.   Interest at prime rate plus
               1.5% (10% at December 31, 1995)                                                   $100,355,242


      Interest payable monthly with principal due at maturity,  May 1996 through
               October 2000. Interest at prime plus 1.75% (10.25% at
               December 31, 1995)                                                                   8,249,119


      Demand notes, interest at lender's prime rate (8.5% at December 31, 1995)                     4,550,000
      Other, principally seller financing of acquired operations                                    9,109,262
                                                                                       -----------------------
                                                                                                   122,263,623

              Less current maturities                                                              113,813,885
                                                                                        ----------------------
                                                                                                $    8,449,738
                                                                                        ======================

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

         At December 31, 1995, Provident notified the Company that it deemed the Company to be in violation of covenants pertaining to (1) the incurrence of additional indebtedness, (2) notifications, approvals and furnishing of information regarding acquisitions not financed by the principal lender and (3) delivery of audited financial statements within the period specified in the agreement. Asserted violations of the indebtedness covenants also include the assumption of additional indebtedness related to litigation settled by the Company in 1996 and extended payment terms negotiated with one of the Company's principal suppliers. Management disagrees with the lender's assertion that the extension of payment terms by its vendor constitutes prohibited indebtedness.
Under the terms of the loan agreement, the lender may call the loans if the Company is in violation of any restrictive covenants. The lender has not waived any of the claimed violations, and accordingly the entire balance of the loans at December 31, 1995 of $100,355,242 has been included in current liabilities. This results in an additional violation of a covenant under the loan agreement regarding the maintenance of working capital ratios. Included in the consolidated balance sheet at December 31, 1995 there is approximately $2.3 million of deferred loan costs related to the aforementioned loans. In the event that the loans are refinanced, the costs will be charged against income as other expense at the time of refinancing.

PRIME SUCCESSION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                          For the Year Ended December 31, 1995

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

         Interest paid was approximately $14.9 million for the year ended December 31, 1995.

8. Leases

         At December 31, 1995 the Company had entered into several operating leases, which are primarily for funeral home facilities and vehicles. The majority of the operating leases for funeral home facilities contain one of the following options: (a) purchase of the property at the fair value at date of expiration; (b) purchase of the property for a value determined at the inception of the lease or (c) renewal of the lease at the fair rental value at the end of the primary term of the lease. In addition, four of the leases contain contingent rentals based upon revenues associated with the location.

         Rent expense paid under operating leases was approximately $2,469,000 in 1995 of which approximately 34% was paid to former owners currently employed by the Company.

9. Contingencies

         The Company is a party to legal proceedings in the ordinary course of its business but does not expect the outcome of any such proceedings to have a material adverse effect on the Company's financial position.

10. Employee Benefits

         The Company has established a 401(k) plan for the benefit of its employees. All full-time employees who have reached the age of 21 and have one year of service with the Company are eligible. Employees may defer 0-20% of their compensation. The Company will match 25% of the employee's contribution up to a maximum of 1% of their salary. Total expense recognized by the Company during 1995 was $145,000, respectively.

11. Subsequent Event

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



                                                        PART III

Item 10.  Directors and Executive Officers of the Company.

         The current executive officers and directors of the Company,  and their ages as of March 19, 1998, are as follows:
                  Name                              Age                          Position

Gary L. Wright.......................................52       President and Chief Executive Officer, Director
Myles S. Cairns......................................43       Chief Financial Officer, Secretary and Treasurer
Gregory M. Hilgendorf................................48       North Central Regional Vice President
Robert G. Salerno....................................55       Western Regional Vice President
Bruce L. Woodard.....................................37       Central Regional Vice President
Joseph E. Franckewitz................................42       Vice President of Pre-Need Sales

Warren B. Rudman.....................................67       Director
Howard A. Lipson.....................................34       Director
David I. Foley.......................................30       Director
Chinh E. Chu.........................................31       Director
Peter K. Grunebaum...................................64       Director
Clifford R. Hinkle...................................49       Director

         Mr. John Woodard resigned from the board effective February 12, 1998 for personal reaons.

         Mr. Bruce Woodard and Mr. John Woodard are not related.

         The business experience of each of such executive officers and directors is set forth below. References to the "Company" in this Item 10 and in
Item 11 below refer, where applicable, to the Company from and after the Acquisition Closing Date and to Old Prime prior to such date.

Gary L. Wright joined the Company as President and Chief Executive Officer in August 1996. Prior thereto, Mr. Wright served as Loewen's Divisional Vice President for the Southeast United States, overseeing operations in Alabama, Georgia, Florida and Puerto Rico, managing the operations of over 100 funeral home locations, since June 1993. Previously, he served as Loewen's Regional Manager for the Pacific Northwest, managing operations in Washington, Oregon and Alaska, from 1989 to 1993. Prior to joining Loewen, Mr. Wright was a partner in the Price-Helton Funeral Chapel which was acquired by Loewen in 1988. Mr. Wright is a past President of the Washington State Funeral Directors Association and a past member of the Board of Governors of the National Funeral Directors Association.

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

Gregory M. Hilgendorf has served as Eastern Regional Vice President of the Company since 1992, overseeing operations in Illinois, Indiana, Kentucky, Michigan, Minnesota and Wisconsin. He also has served as a member of the Company's Advisory Board and Senior Management Team. Prior to joining the Company, Mr. Hilgendorf served as President and owner five Olson Funeral Homes from 1982 until its acquisition by the Company in 1992.

Robert G. Salerno has served as Western Regional Vice President of the Company since 1993, overseeing operations in Arizona, California, Texas and Wyoming. Prior thereto, Mr. Salerno served in various capacities at Pierce Brothers, beginning in 1960, including Manager, Area Vice President and Senior Vice President.

Bruce L. Woodard has served as Central Regional Vice President of The Company since 1992, overseeing operations in Arkansas, Iowa, Michigan, Minnesota, Missouri, Nebraska and New York. Prior thereto, Mr. Woodard was an owner and General Manager of Mason-Woodard Funeral Homes, which operates five funeral homes in southwest Missouri.

Joseph E.Franckewitz joined the Company as Vice President of Pre-Need Sales in July 1996. Mr. Franckewitz previously served in various capacities at Gibraltar Mausoleum Corporation since 1989, including Regional Sales Manager in Brandon, Florida and Regional Sales Manager in Baltimore, Maryland.

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

David I. Foley is an Associate of The Blackstone Group L.P. and currently works in Blackstone's Principal Investment Group. Prior to joining Blackstone in 1995, Mr. Foley was with AEA Investors, Inc. and The Monitor Company.

Chinh E. Chu is a Vice President of The Blackstone Group L.P., which he joined in 1990. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. from 1988 to 1990.

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

Pursuant to the Stockholders' Agreement described in Item 13 below, Blackstone and Loewen designated five and two nominees, respectively, to the Board of Directors of Old Prime. Messrs. Wright, Rudman, Lipson, J. Woodard and Chu were the nominees designated by Blackstone. Messrs. Grunebaum and Hinkle (neither of whom is an officer or a director of Loewen Group) were the nominees designated by Loewen. Pursuant to the Stockholders' Agreement, Loewen can designate one additional nominee. Each of Blackstone's and Loewen's nominees to the Board of Directors of Old Prime also was nominated to the Board of Directors of the Company. Directors of the Company (other than Directors who are employed by the Company or Blackstone) will receive $25,000 annually for their service as Directors plus the reimbursement of expenses. Such Directors will not receive a separate fee for service on committees of the Board. Directors of the Company who are employed by the Company or Blackstone will serve without compensation.


Item 11.  Executive Compensation.

Summary Compensation Table

         The following  table sets forth for the fiscal year ended  December 31,
1997 the  compensation  paid by the Company to its Chief  Executive  Officer and each of the other most highly compensated executive officers of the Company.
                                                         Year
                                                        Ended                                    All Other
       Name and Principal Position                   December 31,    Salary           Bonus      Compensation(2)
       Gary L. Wright(1)                                 1997         $225,000       $50,000           $9,055
                President and Chief Executive            1996           82,471            --            2,077
       Officer, Director                                 1995               --            --               --


       Myles S. Cairns(1)                                1997         $225,000       $50,000           $9,535
                Chief Financial Officer,                 1996           81,105            --            2,077
       Secretary, Treasurer                              1995               --            --               --

       Gregory M. Hilgendorf                             1997         $120,000           $--           $   --
                Eastern Regional Vice President          1996           93,462            --           16,048
                                                         1995           85,000       139,471            1,557
                                                                                          --

       Peter D. Cooper                                   1997         $ 84,000           $--           $1,855
                Counsel                                  1996          130,000        55,000              600
                                                         1995          130,000            --              600

       Robert G. Salerno                                 1997          $90,000           $--           $1,855
                Western Regional Vice President          1996           88,846        40,000            2,420
                                                         1995           76,930            --               --

       Bruce L. Woodard                                  1997          $90,769          $ --           $1,855
                Central Regional Vice President          1996           56,462        30,000            2,119
                                                         1995           45,489            --               --

       Joseph E. Franckewitz                             1997         $156,000       $20,000           $9,515
                Vice President, Sales                    1996           66,000        20,000            1,962

 (1) For information concerning the compensation of the current executive officers of the Company, see "Employment Agreements" below.

(2) All Other Compensation includes amounts paid to the named executive officers which may be applied to the payment of medical, dental and life insurance benefits.

Employment Agreements

         The Company has entered into contracts with Messrs. Wright and Cairns regarding certain terms of their employment with the Company. The agreements provide that Messrs. Wright and Cairns will be paid a base salary of $225,000 per year, with annual increases at the discretion of the Board of Directors of the Company plus an annual cash bonus. In 1996, such bonus will be at the discretion of the Board, and thereafter such bonus will be equal to a percentage of such executive's salary, which percentage will in turn be based on the extent to which the Company achieves a target EBITDA. For purposes of the employment agreements, EBITDA is defined as Consolidated Cash Flow (as defined in the Indenture between the Company and the trustee thereunder with respect to the Notes). EBITDA is a non-GAAP measure of cash flow. The agreements will provide that the target EBITDA is $34.4 million and $37.1 million for 1997 and 1998, respectively. The target for the following years will be set by the Board.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Upon consummation of the Acquisition on August 26, 1996, the company became a direct, wholly owned subsidiary of Old Prime. The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Old Prime:

      Name And Address Of Beneficial Owner    Number Of Shares        Percentage
                                                                 Of Common Stock
                                              ---------------    ---------------

  Blackstone Management Associates II
  L.L.C.(1)                                       764.70589                76.5%
  Loewen Group International, Inc.(2)             235.29411                23.5%
  Gary L. Wright(7)                                    --                     --
  Warren B. Rudman(3)                                  --                     --
  Howard A. Lipson(4)                                  --                     --
  David I. Foley(4)                                    --                     --
  Chinh E. Chu(4)                                      --                     --
  Peter K. Grunebaum(5)                                --                     --
  Clifford R. Hinkle(6)                                --                     --
  Directors and executive officers as a                --                     --
  group(7) (12 persons)

(1)    544.59536,  158.78262  and  54.71026  shares,  respectively,  are held by
       Blackstone  Capital  Partners II Merchant  Banking Fund L.P.,  Blackstone
       Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Blackstone Management Associates II L.L.C., as the general partner of each of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P., exercises voting and dispositive power with respect to such shares. Blackstone Management Associates II L.L.C. is also the sole stockholder of PSI P&S Corp. ("PSI P&S"), which is the general partner of PSI MANAGEMENT Direct L.P., a Delaware limited partnership ("PSIM"), the holder of 6.61765 shares of Old Prime Common Stock. Blackstone Management Associates II L.L.C. disclaims beneficial ownership of such shares of Old Prime Common Stock. The address for the Blackstone entities is c/o Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.

(2) The address for Loewen is 3190 Tremont Avenue, Trevose, Pennsylvania 19053-6693

(3) Mr. Rudman's business address is c/o Paul, Weiss, Rifkind, Wharton & Garrison, 1615 L Street, N.W., Suite 1300, Washington, D.C. 20038.

(4) Messrs. Lipson, Foley and Chu are affiliated with Blackstone in the capacities described in Item 10 above. Each such person's business address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154. Mr. Lipson disclaims beneficial ownership of any such shares of Common Stock beneficially owned by Blackstone Management Associates II L.L.C.

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

Item 13.  Certain Relationships and Related Transactions.

         The summaries of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement, respectively. Copies of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement are filed as exhibits to the Company's Registration Statement on Form S-4 with respect to the Exchange Notes, which is incorporated by reference herein.

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

Administrative Services Agreement

       In connection with the Acquisition, the Company has engaged Loewen to provide certain administrative services and share certain resources (Loewen, in such capacity, being the "Administrative Services Provider") pursuant to the Administrative Services Agreement. Such services will include the licensing of, the maintenance of and the provision of training and other support services with respect to, software, hardware and other information systems; the provision of certain legal services, training and support services relating to certain types of regulatory compliance, risk management services, travel arrangement services and assistance and support with respect to environmental compliance and remediation efforts, and the granting of access to certain telecommunications equipment and services, as well as technical support therefor. In addition, the Administrative Services Provider will provide the Company with the ability to purchase supplies under certain of Loewen's supply agreements with third parties. Also pursuant to the Administrative Services Agreement, Loewen and the Company will contract for, to the extend feasible and cost-effective in particular markets, access to embalming facilities and automobile fleets.

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

Formation of PSIM; Loans to Management

       In connection with the Acquisition, on the Acquisition Closing Date, Messrs. Wright and Cairns and certain other officers of the Company (the "PSIM Limited Partners") subscribed for limited partnership interest in PSIM and PSI P&S subscribed for a general partnership interest in PSIM, the proceeds of which subscriptions PSIM used to purchase approximately 0.7% of the Old Prime common stock (the "PSIM-Owned Stock").

       In order to effect such purchase, on the Acquisition Closing Date, the Company made a loan to PSIM, which was evidenced by a note bearing interest at an annual rate of 9% and secured by the PSIM-Owned Stock, the proceeds of which loan PSIM used to make a loan to each of the PSIM Limited Partners. The loan to each of Messrs. Wright and Cairns was in the principal amount of $97,750, evidenced by a note bearing interest at an annual rate of 9% and secured by his limited partnership interest in PSIM.

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

                                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a) Documents Filed as Part of the Report. Consolidated financial statements and schedules of Prime Succession, Inc. and its subsidiaries filed as part of this report are listed on page 14 of this report.

       (b)    Reports on Form 8-K.   None.

       (c)    Exhibits.


          Exhibit
           Number                                    Document Description

             2* Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the individuals or entities listed on the signature pages thereof, The Loewen Group Inc. and Blackhawk Acquisition Corp.

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

            3.4*           By-Laws of Prime Succession, Inc.

            4.1* Indenture dated as of August 15, 1996 between Prime Succession Acquisition Corp. and United States Trust Company of New York, as Trustee

            4.2* Form of 10 3/4% Senior Subordinated Note due 2004 (included in Exhibit 4.1)

          10.1(a)* Casket Supply Agreement, dated January 1, 1993, between Batesville Casket Company, Inc. and Prime Succession, Inc.

          10.1(b)* Amendment Agreement, dated August 1994, between Batesville Casket Company, Inc. and Prime Succession, Inc. (with respect to Casket Supply Agreement)

          10.1(c)* Amendment 2, dated May 22, 1995, between Batesville Casket Company, Inc. and Prime Succession, Inc.(with respect to Casket Supply Agreement)

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

             12            Computation of Ratio of Earnings to Fixed Charges

             16* Letter from Ernst & Young LLP (independent auditors prior to the Acquisition) concerning change in Company's accountants delivered pursuant to Item 304(a) of Regulation S-K.

             21* Subsidiaries of Prime Succession, Inc.(formerly known as Prime Succession Acquisition Corp.)

             27            Financial Data Schedule
                  ------------------
  * Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599) with respect to the Exchange Notes.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PRIME SUCCESSION, INC.

                            /s/ MYLES S. CAIRNS
                         ----------------------------------------------------
                                Myles S. Cairns
    March 19, 1998              Chief Financial Officer, Secretary and Treasurer
-----------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            /s/ GARY L. WRIGHT
                          ----------------------------------------------------
                                Gary L. Wright
     March 19, 1998             President, Chief Executive Officer
-------------------------

                            /s/ MYLES S. CAIRNS
                          ------------------------------------
                                Myles S. Cairns
                                Chief Financial Officer, Secretary and Treasurer
     March 19, 1998             (principal financial officer; principal
 -----------------------        accounting officer)



                           /s/ WARREN B. RUDMAN
                        ------------------------------------
                               Warren B. Rudman
     March 19, 1998            Director
-------------------------

                           /s/ HOWARD A. LIPSON
                        ------------------------------------
                               Howard A. Lipson
     March 19, 1998            Director
-------------------------

                           /s/ DAVID I. FOLEY
                        ------------------------------------
                               David I. Foley
     March 19, 1998            Director
-------------------------

                           /s/ CHINH E. CHU
                         ------------------------------------
                               Chinh E. Chu
     March 19, 1998            Director
-------------------------


                          /s/ PETER K. GRUNEBAUM
                       ------------------------------------
                              Peter K. Grunebaum
     March 19, 1998           Director
--------------------------

                          /s/ CLIFFORD R. HINKLE
                        ------------------------------------
                              Clifford R. Hinkle
      March 19, 1998          Director
-------------------------



                                        PRIME SUCCESSION, INC. AND SUBSIDIARIES
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at      Charged to       Charged to                           Balance at
                                         Beginning         Costs &           Other                               End of
             Description                 of Period        Expenses        Accounts(1)      Deductions(2)         Period
Current - Allowance for
   contract cancellations and
   doubtful accounts:
         Year ended December 31,

                  1997                     $2,834,438          729,762               --           (916,507)      $2,647,693
                  1996                     $2,926,331          371,846          414,900           (878,639)      $2,834,438
                  1995                     $1,929,748          973,561        1,134,613         (1,111,591)      $2,926,331
Due after one year - Allowance for contract cancellations and doubtful accounts:
         Year ended December 31,
                  1997                     $2,731,216        2,487,730               --         (1,930,678)      $3,288,268
                  1996                       $240,704        1,590,125        1,977,607         (1,077,220)      $2,731,216
                  1995                       $213,575               --           27,129                  --        $240,704


(1) Revision of allowance resulting from purchase accounting adjustments.

(2) Write-off of doubtful accounts.


                                    Exhibit 12
Prime Succession, Inc. and subsidiaries
Ratio of Earnings to Fixed Charges
(Dollars in Thousands)




                                Successor Company

                             Period from Period from
                                 Jan. 1 Aug. 26
                                                                 through       through
                                                                Aug. 25,       Dec. 31,
                                                                   1996             1996
                           1993          1994         1995                                    1997
Ratio of  Earnings
    to Fixed
    Charges
Earnings:
  Income (Loss)
    before income

    taxes                     (2,505)      (4,656)        (355)      (9,111)      (3,145)           280
  Add: Fixed
    charges, net               6,650       13,128       16,224       10,691        8,884         24,716
Income before
    income taxes
    and fixed
    charges, net               4,145        8,472       15,869        1,580        5,739         24,996
Fixed Charges:
  Total interest
    expense (1)                6,418       12,422       15,401       10,059        8,540         23,843
  Interest factor
    in rents (2)                 232          706          823          632          344            873
Total fixed
    charges                    6,650       13,128       16,224       10,691        8,884         24,716
Ratio of
    earnings to
    fixed charges                0.6          0.6          1.0          0.1          0.6            1.0
Coverage
    deficiency
    (surplus) (3)              2,505        4,656          355        9,111        3,145           (280)
FN
(1) Total interest expense for each period includes amortization of loan costs.

(2) Interest factor in rents represents one-third of rent expense, which is considered representative of the interest factor.

(3) The Company's earnings are inadequate to cover fixed charges for all periods except 1997 indicated above. Coverage deficiency represents the excess of fixed charges over income before income taxes and fixed charges, net. Coverage surplus represents excess income before income taxes and fixed charges, net over fixed charges.
