Form 10-Q
period 1998-03-31
PRIME SUCCESSION INC
filed 1998-05-12
CIK 1023294

------------------------------------------------------

                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                    ----------------------

                                           FORM 10-Q
                                    -----------------------

(Mark One)
    [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

The number of outstanding shares of Common Stock as of May 12, 1998, was 100.


                     -------------------------------------------------------






                                                     TABLE OF CONTENTS

                                                                                                                      Page
Part I.      FINANCIAL  INFORMATION

             Item 1.      FINANCIAL  STATEMENTS:

             CONSOLIDATED  BALANCE  SHEETS
                 as of March 31, 1998 and December 31, 1997                                                             1
             CONSOLIDATED  STATEMENTS OF OPERATIONS
                 for the Three Months Ended March 31, 1998 and March 31, 1997                                           3
             CONSOLIDATED  STATEMENTS  of  CASH  FLOWS
                 for the Three Months Ended March 31, 1998 and March 31, 1997                                           4
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




















                                                            (i)


PART I

ITEM 1.   FINANCIAL STATEMENTS


                                          PRIME SUCCESSION, INC. AND SUBSIDIARIES
                                                Consolidated Balance Sheets

                                                                                March 31, 1998               December  31, 1997
                                                                                  (unaudited)

                                     Assets


Cash and cash equivalents                                                      $ 2,002,829                 $   1,555,415
Receivables:
  Trade, less allowance of $2,830,447 and $2,647,693                            11,520,700                    13,073,005
  Other                                                                            670,088                     4,492,005
                                                                                ----------                    ----------
         Total receivables                                                      12,190,788                    17,565,010
                                                                                ----------                    ----------
Inventories:
  Merchandise                                                                    4,067,343                     3,836,994
  Cemetery lots and mausoleum spaces                                             1,423,281                     1,693,530
                                                                                ----------                    ----------

         Total inventories                                                       5,490,624                     5,530,524
                                                                                ----------                    ----------
Prepaids and other current assets                                                  249,271                       319,000
Deferred income taxes                                                              723,566                       723,566
                                                                                ----------                    ----------

         Total current assets                                                   20,657,078                    25,693,515
                                                                                ----------                    ----------
Property and equipment:
  Land and land improvements                                                    16,220,700                    16,190,801
  Buildings and improvements                                                    47,168,583                    47,313,605
  Equipment, furniture and fixtures                                              9,557,090                     9,051,236
  Accumulated depreciation                                                      (3,834,032)                   (3,165,322)
                                                                                ----------                    ----------

         Net property and equipment                                             69,112,341                    69,390,320
                                                                                ----------                    ----------
Developed cemetery properties                                                   13,563,951                    12,996,135
Undeveloped cemetery properties                                                 31,902,345                    31,902,345
Goodwill, less accumulated amortization of $8,918,519 and $7,482,615           220,650,524                   222,086,427
Other intangible assets, less accumulated amortization of
  $6,874,261 and $5,866,178                                                     22,128,828                    23,147,315
Long-term receivables, less allowance of $3,610,853 and $3,288,268              11,989,503                     9,318,513
Other assets                                                                       534,646                       571,615
                                                                               -----------                   -----------
                                                                              $390,539,216                  $395,106,185
                                                                              ============                  ============

See accompanying notes to interim consolidated financial statements.




                                          PRIME SUCCESSION, INC. AND SUBSIDIARIES
                                                Consolidated Balance Sheets
                                                                                March 31, 1998               December  31, 1997
                                                                                  (unaudited)


                                           Liabilities and Shareholders' Equity


Accounts payable                                                               $ 1,456,419                   $ 2,679,090

Other accrued expenses                                                           5,222,704                     8,441,985
Current installments of obligations under agreements with
  former owners                                                                  2,305,690                     2,369,684
Current installments of long-term debt                                           1,371,942                     1,389,530
Due to related party                                                                    --                        83,333
                                                                               -----------                  ------------

         Total current liabilities                                              10,356,755                    14,963,622
                                                                               -----------                   -----------

Deferred merchandise liabilities and revenues, less trust fund deposits         17,092,845                    17,600,097
Obligations under agreements with former owners, less current
  installments                                                                  14,571,481                    15,259,919
Long-term debt, less current installments                                      200,790,049                   201,580,635
Deferred income taxes                                                           16,770,180                    16,770,180
Other long-term liabilities                                                      4,557,254                     2,690,510
Shareholders' equity:
  Common stock, par value $.01 per share, 1,000 shares authorized;
    100 issued and outstanding shares                                                    1                             1
  Additional paid-in capital                                                   129,025,889                   129,047,493
  Accumulated deficit                                                           (2,625,238)                   (2,806,272)
                                                                               -----------                   -----------

         Total shareholders' equity                                            126,400,652                   126,241,222
                                                                               -----------                   -----------
                                                                             $ 390,539,216                  $395,106,185
                                                                             =============                  ============

See accompanying notes to interim consolidated financial statements.








                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                1998                          1997
                                                                                ----                          ----
Revenues:
  Funeral services                                                              $   20,614,212           $   19,459,911
  Cemetery sales                                                                     5,970,361                4,735,379
                                                                                     ---------              -----------
                                                                                    26,584,573               24,195,290
Costs and expenses:
  Funeral homes                                                                     12,732,156               12,100,651
  Cemetery                                                                           3,978,459                3,413,840
                                                                                    ----------              -----------
                                                                                    16,710,615               15,514,491
Corporate and regional general and administrative
  expenses                                                                             727,045                  877,788

Depreciation and amortization                                                        2,842,055                2,731,659
                                                                                     ---------               ----------
Operating income                                                                     6,304,858                5,071,352
                                                                                     ---------               ----------
Other expenses:
  Interest expense, including amortization of
      deferred loan costs of $438,473 and $438,473                                   6,106,074                5,991,748
                                                                                     ---------               ----------
Income (loss) before income taxes                                                      198,784                 (920,396)

Income tax expense                                                                     (17,500)                 (29,342)

Net income (loss)                                                               $      181,284           $     (949,738)
                                                                                     =========               ===========




See accompanying notes to interim consolidated financial statements.




                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                1998                          1997
                                                                                ----                          ----
Cash flows from operating activities:
  Net income (loss)                                                              $     181,284                      $    (949,738)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                               3,415,466                          3,170,132
         Provision for doubtful accounts                                               573,434                            176,367
         Depletion of cemetery property                                                350,108                            544,271
         Changes in operating assets and liabilities
                  net of effects of acquisition of subsidiaries:
                           Receivables                                               2,129,798                         (1,089,661)
                           Inventories                                                (878,024)                        (1,324,543)
                           Accounts payable and accrued expenses                    (4,525,285)                        (2,486,103)
                           Deferred merchandise liabilities and revenue               (743,761)                           221,574
                           Other long-term liabilities                               1,866,744                           (557,785)
                           Other                                                        28,986                           (489,817)
                                                                                     ---------                        -----------
Net cash provided by (used in) operating activities                                  2,398,750                         (2,785,303)
                                                                                     ---------                        -----------

Cash flows from investing activities:
  Proceeds from the disposal of assets                                                 319,506                             27,956
  Purchases of property and equipment                                                 (710,236)                          (498,571)
  Net cash paid for purchase of business                                                    --                           (506,542)
                                                                                     ---------                          ---------

Net cash used in investing activities                                                 (390,730)                          (977,157)
                                                                                     ---------                          ---------

Cash flows from financing activities:
  Net proceeds (payments) of bank indebtedness under revolving loan                   (200,000)                         3,000,000
  Payments on long-term debt                                                          (608,174)                        (3,570,875)
  Payments on obligations under agreements with former owners                         (752,432)                        (1,541,234)
  Decrease in restricted cash                                                               --                          3,886,337
                                                                                      ---------                         ---------

Net cash provided by (used in) financing activities                                  (1,560,606)                        1,774,228
                                                                                     ----------                         ---------
Net increase (decrease) in cash and cash equivalents                                    447,414                        (1,988,232)
Cash and cash equivalents at beginning of period                                      1,555,415                         2,985,704
                                                                                    -----------                         ---------
Cash and cash equivalents at end of period                                         $  2,002,829                      $    997,472
                                                                                    ===========                      ============

 See accompanying notes to interim consolidated financial statements.


                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                                   (unaudited)

(1) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1997 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of March 31, 1998. All such adjustments are of a normal recurring nature.

(2) Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

On August 26, 1996 (the "Closing Date"), Prime Succession, Inc.'s (Predecessor Company) capital stock was purchased (the Acquisition) by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates, Loewen Group International, Inc. and PSI Management Direct L.P. A new entity, Prime Succession, Inc. (Successor Company), was formed and became a wholly-owned subsidiary of the Predecessor Company. In connection with the Acquisition, all of the assets and liabilities of the Predecessor Company were transferred to the Successor Company. Collectively, the Predecessor Company and Successor Company are herein referred to as "the Company".

The Company provides merchandise and services in both the funeral home and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of May 8, 1998, the Company through its subsidiaries owns and operates 143 funeral homes and 19 cemeteries in 20 states, primarily in non-urban areas of the United States. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries. The Company's consolidated revenues and operating income were $26.6 million and $24.2 million for the three months ended March 31, 1998 and 1997, respectively. Sales of funeral services of $20.6 million and cemetery sales of $6.0 million accounted for approximately 77.5% and 22.5%, respectively, of total net sales for the three months ended March 31, 1998.

The Company had no funeral homes when it began operations in 1992 and grew to 146 funeral homes in 1996. In order to achieve this rapid growth, former management was primarily focused on identifying funeral homes to be acquired and consummating acquisitions of such homes rather than on maximizing profitability of the funeral homes and cemeteries which it had acquired. As a result, former management did not take advantage of certain opportunities to improve the efficiency and performance of the funeral homes acquired. New management substantially eliminated the Company's acquisition program. In addition, in order to improve the Company's present and long-term operating performance, new management took advantage of (i) the quality and size of the Company's portfolio of properties, (ii) the opportunity to operate more efficiently those properties located in close proximity to one another, and (iii) the shift in focus from acquisitions to profit maximization at existing locations. The Company's future results of operations will depend in large part on the ability of management to successfully maintain its business strategy.

The Company is a party to a supply agreement with Batesville Casket Company, Inc. ("BCC"), The Forethought Group and Forethought Life Insurance Company ("FLIC"), pursuant to which the Company must purchase caskets exclusively from BCC and, in connection with its pre-need sales of funeral services funded by insurance, the Company must offer to its customers in specified markets exclusively FLIC insurance products. The agreement expires on December 31, 2004, subject to earlier termination by any party thereto upon 30 days notice following a material, uncured breach of the agreement or the occurrence of certain insolvency events. Management of the Company believes that the terms of such supply agreement are favorable to the Company.



Results of Operations

The Company's operations are detailed below for the three months ended March 31, 1998 and 1997 expressed in dollar amounts as well as relevant percentages.
Revenue, gross margin, earnings (loss) from operations and expenses other than income taxes are presented as a percentage of revenue.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

                                                          Three months ended             Three months ended
                                                               March 31,                  March 31,
                                                               ---------                  ---------
                                                         1998            1997         1998        1997
                                                         ----            ----         ----        ----
                                                         (millions of dollars)            (percent)
                                                         ---------------------            ---------
Revenue
         Funeral                                       $20.6           $19.5           77.4%      80.5%

         Cemetery                                        6.0             4.7           22.6       19.5
                                                         ---             ---          -----     ------
                  Total                                 26.6            24.2         100.0%     100.0%
                                                        ====            ====         ======     ======
Gross Margin
         Funeral                                       $ 7.8           $ 7.4           37.9       37.9%
         Cemetery                                        2.0             1.3           33.3       27.7
                                                         ---             ---
                  Total                                  9.8             8.7           36.8%      36.0%

Expenses
         General and administrative                      0.7             0.9            2.6%       3.7%

         Depreciation and amortization                   2.8             2.7           10.5       11.2
                                                         ---             ---
Earnings From Operations                                 6.3             5.1           23.7       21.1
         Interest on long-term debt                      6.1             6.0           22.9       24.8
                                                         ---             ---
Income (loss) Before Income Taxes                        0.2            (0.9)           0.8       (3.7)

         Income taxes                                     --              --             --         --
                                                       -----           -----
Net income (loss)                                      $ 0.2           $(0.9)           0.8%      (3.7)%
                                                       =====           =====


Consolidated revenues increased 9.9% to $26.6 million for the three months ended March 31, 1998 compared to $24.2 million in the corresponding period for 1997, with funeral service revenues increasing 5.6% to $20.6 million compared to $19.5 million in the corresponding period in 1997, and cemetery revenues increasing 27.7% to $6.0 million compared to $4.7 million in the corresponding period for 1997. Funeral revenues increased primarily as a result increased pricing, enhanced merchandising of merchandise display areas. On same-store business, excluding 1997 acquisitions and dispositions, total calls decreased by 4 from 5,182 calls for the three months ended March 31, 1997 to 5,178 calls for the three months ended March 31, 1998 and average revenue per call increased by $215 from $3,763 in 1997 to $3,978 in 1998. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee. Consolidated operating income increased from $5.1 million for the three months ended March 31, 1997, to $6.3 million for the three months ended March 31, 1998.


Consolidated contribution margin of $6.3 million increased 23.5% for the three months ended March 31, 1998 from $5.1 million for the three months ended March 31, 1997, with funeral contribution margin of 37.9% for the three months ended March 31, 1998 compared to 37.9% for the three months ended March 31, 1997 and cemetery contribution margin of 33.3% for the three months ended March 31, 1998 compared to 27.7% for the corresponding period in 1997. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

Corporate general and administrative expense decreased to $0.7 million for the three months ended March 31, 1998 from $0.9 million for the corresponding period in 1997. As a percentage of consolidated revenue, general and administrative expense decreased to 2.6% in 1998 from 3.7% for the corresponding period in 1997. Corporate general and administrative expense decreased primarily due to restructured, upgraded and more efficient information and accounting systems.

Depreciation and amortization expense increased $0.1 million to $2.8 million for the three months ended March 31, 1998 compared to $2.7 million for the corresponding period in 1997. This increase is primarily the result of increased depreciation on capital expenditures.

Interest expense of $6.1 million for the three months ended March 31, 1998 increased by $0.1 million compared to $6.0 million for the corresponding period in 1997, primarily as a result of additional borrowings to finance operating activities of the Company.



Liquidity and Capital Resources

The Company's primary sources of cash since 1995 have been funds provided by operating activities, proceeds from additional long-term debt and capital contributions. As of March 31, 1998, the Company had a net working capital surplus of $10.3 million and a current ratio of 1.99:1, compared to a net working capital of $2.1 million and a current ratio of 1.82:1 compared to a working capital surplus of $10.7 million and a current ratio of 1.72:1 as of December 31, 1997.

The primary uses of cash since 1995 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In the three months ended March 31, 1997, the Company purchased two cemeteries for an aggregate purchase price of $0.6 million with no acquisitions occurring in the comparable period in 1998.

In the three months ended March 31, 1998 and 1997, the Company used $0.7 million and $0.5 million for capital expenditures. In the three months ended March 31, 1998, the Company paid $0.6 million in principal payments on long-term debt, principally relating to repayment of former owner obligations, compared to $3.6 million in the corresponding period in 1997. In the three months ended March 31, 1997 the Company borrowed $3.0 million on its revolving line of credit compared a payment of $0.2 million for the same period in 1998.

The Company estimates that capital expenditures will be approximately $1.5 million in 1998 to be used in part for the repair and improvement of existing facilities. The Company also expects to invest approximately $1.0 million in 1998 for cemetery inventory development.

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

All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, by the Company and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the guarantors under the Bank Credit Facilities and the Bank Guarantees are secured by first priority security interests in all existing and future assets (other than real property and vehicles covered by certificates of title) of the Company and the Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

As of March 31, 1998, the Company had approximately $202 million of indebtedness outstanding and approximately $10 million of borrowing availability under the Revolving Credit Facility. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Revolving Credit Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

           PART II

ITEM 5 - OTHER INFORMATION

Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined within the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", and located elsewhere herein regarding the Company's financial position, plans to increase revenues, reduce general and administrative expense and take advantage of synergies, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company (as defined herein) or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     The Exhibits, as shown in the "Index of Exhibits", attached hereto as pages 11 and 12, are filed as a part of this Report.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PRIME SUCCESSION, INC.

                                                  /s/ MYLES S. CAIRNS
                                                  Myles S. Cairns
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
May 12, 1998

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

      10.1(d) Exclusive Supply Agreement, dated January 1, 1998 between Batesville Casket Company, Inc., The Forethought Group, Forethought Life Insurance Company and Prime Succession, Inc.

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

      10.5* Letter Agreement dated August 1, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Gary Wright.

      10.6* Letter Agreement dated August 1, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Myles Cairns.

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

* Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599).


(b)     Reports on Form 8-K

                  None

                                             Exhibit 12
          Prime Succession, Inc. and subsidiaries
          Ratio of Earnings to Fixed Charges
          (Dollars in Thousands)


                                                        Three months ended
                                                            March 31,
                                                   -----------------------------
                                                       1998           1997
                                                   -----------------------------
     Ratio of Earnings to
     Fixed Charges


     Earnings:
     Income (loss) before income taxes                       181           (920)
     Add:  Fixed charges, net                              6,375          6,192


     Income (loss) before income
          taxes and fixed charges, net                     6,556          5,272

     Fixed Charges:
              Total interest expense (1)                   6,106          5,992
              Interest factor in rents (2)                   269            200


                       Total fixed charges                 6,375          6,192

     Ratio of earnings to fixed charges                     1.03           0.85
     Coverage surplus (deficiency) (3)                       181           (920)

          FN

           (1) Total interest expense for each period includes amortization of loan costs.

           (2) Interest factor in rents represents one-third of rent expense, which is considered representative of the interest factor.


           (3) The Company's earnings are inadequate to cover fixed charges for the three months ended March 31, 1997. Coverage deficiency represents the excess of fixed charges over income before income taxes and fixed charges, net.