Form 10-Q
period 1998-06-30
PRIME SUCCESSION INC
filed 1998-08-11
CIK 1023294

-------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
                             -----------------------

(Mark One)
    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 1998

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


          (Registrant's telephone number, including area code)(606) 746-6800


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         The number of outstanding shares of Common Stock as of August 10, 1998, was 100.


             -------------------------------------------------------

                                TABLE OF CONTENTS


                                                                          Page
Part I.       FINANCIAL  INFORMATION

              Item 1.      FINANCIAL  STATEMENTS:

              CONSOLIDATED  BALANCE  SHEETS
                  as of June 30, 1998 and December 31, 1997                  1

              CONSOLIDATED  STATEMENTS OF OPERATIONS
                  for the Three Months Ended June 30, 1998 and 1997
                  and the Six Months Ended June 30, 1998 and 1997            3

              CONSOLIDATED  STATEMENTS  of  CASH  FLOWS
                  for the Six Months Ended June 30, 1998 and 1997            4

              NOTES  to INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS         5

              Item 2.      MANAGEMENT'S  DISCUSSION  and  ANALYSIS
                           of  FINANCIAL  CONDITION  and  RESULTS
                           of OPERATIONS                                     6


Part II.      OTHER  INFORMATION

              Item 5.      OTHER  INFORMATION                               12

              Item 6.      EXHIBITS  and  REPORTS  on  FORM  8-K            12


              SIGNATURES                                                    12



















                                       (i)

PART I

ITEM 1.   FINANCIAL STATEMENTS



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                                                June 30, 1998             December 31, 1997
                                                                                -------------             -----------------
                                                                                 (unaudited)
                                   Assets

Cash and cash equivalents                                                         $  1,064,953                $  1,555,415
  Receivables:
         Trade, less allowance of $2,421,765 and  $2,647,693                        11,788,697                  13,073,005
         Other                                                                       1,939,776                   4,492,005
                                                                            -------------------          ------------------
                  Total receivables                                                 13,728,473                  17,565,010
Inventories:
         Merchandise                                                                 3,667,637                   3,836,994
         Cemetery lots and mausoleum spaces                                          1,345,211                   1,693,530
                                                                            -------------------          ------------------
                  Total inventories                                                  5,012,848                   5,530,524
                                                                            -------------------          ------------------
Prepaids and other current assets                                                      179,547                     319,000
Deferred income taxes                                                                  723,566                     723,566
                                                                            -------------------          ------------------
                  Total current assets                                              20,709,387                  25,693,515
                                                                            -------------------          ------------------
Property and equipment:
         Land and land improvements                                                 16,343,988                  16,190,801
         Buildings and improvements                                                 47,358,132                  47,313,605
         Equipment, furniture and fixtures                                           9,953,499                   9,051,236
         Accumulated depreciation                                                   (4,505,188)                 (3,165,322)
                                                                            -------------------          ------------------
                  Net property and equipment                                        69,150,431                  69,390,320
                                                                            -------------------          ------------------
Developed cemetery properties                                                       14,341,224                  12,996,135
Undeveloped cemetery properties                                                     31,002,345                  31,902,345
Goodwill, less accumulated amortization of $10,349,700 and $7,482,615              219,619,662                 222,086,427
Other intangible assets, less accumulated amortization of $7,904,708 and
$5,866,178                                                                          21,114,348                  23,147,315
Long-term receivables, less allowance of $3,510,435 and $3,288,268                  14,345,730                   9,318,513
Other assets                                                                           533,180                     571,615
                                                                            -------------------          ------------------
                                                                                  $390,816,307                $395,106,185
                                                                            ===================          ==================

See accompanying notes to interim consolidated financial statements.





                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                              June 30, 1998              December 31, 1997
                                                                              -------------              -----------------
                                                                               (unaudited)
                    Liabilities and Shareholders' Equity

Accounts payable                                                                  $  1,703,040                $  2,679,090
Other accrued expenses                                                               7,592,808                   8,441,985
Current installments of obligations under agreements with former owners              2,490,051                   2,369,684
Current installments of long-term debt                                               1,306,509                   1,389,530
Due to related party                                                                        --                      83,333
                                                                            -------------------           -----------------
                                            Total current liabilities               13,092,408                  14,963,622
                                                                            -------------------           -----------------

Deferred merchandise liabilities and revenues, less trust fund deposits             17,577,294                  17,600,097
Obligations under agreements with former owners, less current installments          13,882,888                  15,259,919
Long-term debt, less current installments                                          200,308,614                 201,580,635
Deferred income taxes                                                               16,770,180                  16,770,180
Other long-term liabilities                                                          4,045,328                   2,690,510

Shareholders' equity:
         Common stock, par value $.01 per share, 1,000 shares authorized;
                  100 issued and outstanding shares                                          1                           1
         Additional paid-in capital                                                129,171,626                 129,047,493
         Accumulated deficit                                                        (4,032,032)                 (2,806,272)
                                                                            -------------------           -----------------
                                            Total shareholders' equity             125,139,595                 126,241,222
                                                                            -------------------           -----------------
                                                                                  $390,816,307                $395,106,185
                                                                            ===================           =================


See accompanying notes to interim consolidated financial statements.





                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Three Months Ended                             Six Months Ended
                                                         June 30,                                      June 30,
                                                         --------                                      --------
                                                  1998                 1997                   1998                  1997
                                                  ----                 ----                   ----                  ----
Revenues:

  Funeral services                            $ 18,489,610         $ 18,408,473           $ 39,103,822          $ 37,868,384
  Cemetery sales                                 6,623,629            5,955,431             12,593,990            10,690,810
                                              ------------         ------------           ------------          ------------
                                                25,113,239           24,363,904             51,697,812            48,559,194
Costs and expenses:
  Funeral homes                                 12,371,809           11,588,419             25,103,965            23,689,070
  Cemetery                                       4,411,310            4,203,241              8,389,769             7,617,081
                                              ------------         ------------           ------------          ------------
                                                16,783,119           15,791,660             33,493,734            31,306,151

Corporate and regional general and
   administrative expenses                         813,101              833,191              1,540,146             1,710,979
Depreciation and amortization                    2,827,393            2,692,261              5,669,448             5,423,920
                                              ------------         ------------           ------------          ------------
Operating income                                 4,689,626            5,046,792             10,994,484            10,118,144

Other expenses:
  Interest expense, including
  amortization of deferred loan
  costs (see Note 1)                             6,076,670            5,771,936             12,182,744            11,763,684
                                              ------------         ------------           ------------          ------------
Loss before income taxes                        (1,387,044)            (725,144)            (1,188,260)           (1,645,540)
Income tax benefit (expense)                       (20,000)               3,657                (37,500)              (25,685)
                                              ------------         ------------           ------------          ------------
Net loss                                     $  (1,407,044)        $   (721,487)          $ (1,225,760)         $ (1,671,225)
                                             =============         =============          ============          ============

See accompanying notes to interim consolidated financial statements.







                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     1998                    1997
                                                                                     ----                    ----
Cash flows from operating activities:

  Net loss                                                                      $ (1,225,760)           $ (1,671,225)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                             6,546,394               6,314,790
         Depletion of cemetery property                                              659,552                 944,754
         Loss on sale of assets                                                       21,364                      --
         Gain on sale of business                                                     (7,653)                     --
         Changes in operating assets and liabilities
                  net of effects of acquisition of subsidiaries:
                           Receivables (net)                                      (1,215,629)             (3,438,137)
                           Inventories                                              (677,280)             (2,209,567)
                           Accounts payable and accrued expenses                  (1,931,348)             (1,189,968)
                           Deferred  merchandise   liabilities  and
                           revenue (net)                                              (6,062)              1,031,922
                           Other long-term liabilities                             1,354,818                (876,025)
                           Other                                                      29,138                (206,906)
                                                                                ------------            ------------
Net cash provided by (used in) operating activities                                3,547,534              (1,300,362)
                                                                                ------------            ------------

Cash flows from investing activities:
  Proceeds from the disposal of assets                                               449,144                 175,598
  Purchases of property and equipment                                             (1,735,844)             (1,423,826)
  Net cash received for sale of business                                             250,000                      --
  Net cash paid for purchase of business                                            (400,000)               (506,542)
                                                                                ------------            ------------
Net cash used in investing activities                                             (1,436,700)             (1,754,770)
                                                                                ------------            ------------

Cash flows from financing activities:
  Net proceeds (payments) of bank indebtedness under revolving loan                 (700,000)              3,000,000
  Proceeds from long-term debt                                                            --                 530,223
  Payments on long-term debt                                                        (644,632)             (3,777,183)
  Payments on obligations under agreements with former owners                     (1,256,664)             (2,508,196)
  Decrease in restricted cash                                                             --               4,388,837
                                                                                ------------            ------------
Net cash provided by (used in) financing activities                               (2,601,296)              1,633,681
                                                                                ------------            ------------
Net decrease in cash and cash equivalents                                           (490,462)             (1,421,451)
Cash and cash equivalents at beginning of period                                   1,555,415               2,985,704
                                                                                ------------            ------------
Cash and cash equivalents at end of period                                      $  1,064,953            $  1,564,253
                                                                                ============            ============

See accompanying notes to interim consolidated financial statements.


                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                                   (unaudited)



 (1) Interest expense includes amortization of deferred loan costs as follows:

                    Three Months Ended                Six Months Ended
                         June 30,                         June 30,
                         --------                         --------
                    1998            1997              1998          1997
                    ----            ----              ----          ----
                  $438,473        $452,397          $876,946      $890,870

 (2) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1997 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of June 30, 1998. All such adjustments are of a normal recurring nature.

 (3) Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

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

         The Company provides merchandise and services in both the funeral home and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of August 10, 1998, the Company through its subsidiaries owns and operates
143 funeral homes and 21 cemeteries in 20 states, primarily in non-urban areas of the United States. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries. The Company's consolidated revenues were $51.7 million and $48.6 million for the six months ended June 30, 1998 and 1997, respectively. Sales of funeral services of $39.1 million and cemetery sales of $12.6 million accounted for approximately 75.6% and 24.4%, respectively, of total net sales for the six months ended June 30, 1998.

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


Results of Operations

         The Company's operations are detailed below for the three months and the six months ended June 30, 1998 expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings from operations and expenses other than income taxes are presented as a percentage of revenue.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

                                                          Three months ended             Three months ended
                                                               June 30,                       June 30,
                                                               --------                       --------
                                                         1998            1997           1998           1997
                                                         ----            ----           ----           ----
                                                         (millions of dollars)               (percent)
                                                         ---------------------               ---------
Revenue
         Funeral                                             $18.5           $18.4      73.7%           75.4%
         Cemetery                                              6.6             6.0      26.3            24.6
                                                             -----           -----     -----           -----
                  Total                                      $25.1           $24.4     100.0%          100.0%
                                                             =====           =====     =====           =====
Gross Margin
         Funeral                                             $ 6.1           $ 6.8      33.0%           36.9%
         Cemetery                                              2.2             1.8      33.3            30.0
                                                             -----           -----
                  Total                                        8.3             8.6      33.1            35.2
Expenses
         General and administrative                            0.8             0.8       3.2             3.3
         Depreciation and amortization                         2.8             2.7      11.2            11.1
                                                             -----           -----
Earnings From Operations                                       4.7             5.1      18.7            20.9
         Interest on long-term debt                            6.1             5.8      24.3            23.8
                                                             -----           -----
Loss Before Income Taxes                                      (1.4)           (0.7)     (5.6)           (2.9)
         Income taxes                                           --              --        --              --
                                                             -----           -----
Net loss                                                     $(1.4)          $(0.7)     (5.6)%          (2.9)%
                                                             =====           =====

     Consolidated revenues increased 2.9% to $25.1 million for the three months ended June 30, 1998 compared to $24.4 million in the corresponding period for 1997, with funeral service revenues increasing 0.5% to $18.5 million compared to $18.4 million in the corresponding period in 1997, and cemetery revenues increasing 10.0% to $6.6 million compared to $6.0 million in the corresponding period for 1997. Funeral revenues increased primarily as a result of increased pricing and enhanced merchandising of merchandise display areas. On same-store business, excluding 1997 acquisitions and dispositions, total calls decreased by 26 from 4,749 calls for the three months ended June 30, 1997 to 4,723 calls for the three months ended June 30, 1998 and average revenue per call increased by $39 from $3,876 in 1997 to $3,915 in 1998. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee. Consolidated operating income decreased from $5.1 million for the three months ended June 30, 1997, to $4.7 million for the three months ended June 30, 1998.

     Consolidated contribution margin of $8.3 million decreased 3.5% for the three months ended June 30, 1998 from $8.6 million for the three months ended June 30, 1997, with funeral contribution margin of 33.0% for the three months ended June 30, 1998 compared to 36.9% for the three months ended June 30, 1997 and cemetery contribution margin of 33.3% for the three months ended June 30, 1998 compared to 30.0% for the corresponding period in 1997. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

     Corporate general and administrative expense remained constant at $0.8 million for the three months ended June 30, 1998 and 1997. As a percentage of consolidated revenue, general and administrative expense decreased to 3.2% in 1998 from 3.3% for the corresponding period in 1997. Corporate general and administrative expense decreased primarily due to restructured, upgraded and more efficient information and accounting systems.

     Depreciation and amortization expense increased $0.1 million to $2.8 million for the three months ended June 30, 1998 compared to $2.7 million for the corresponding period in 1997. This increase is primarily the result of increased depreciation on capital expenditures.

     Interest expense of $6.1 million for the three months ended June 30, 1998 increased by $0.3 million compared to $5.8 million for the corresponding period in 1997, primarily as a result of additional borrowings to finance operating activities of the Company.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

                                                           Six months ended               Six months ended
                                                              June 30,                       June 30,
                                                          -----------------              -----------------
                                                         1998            1997           1998           1997
                                                         ----            ----           ----           ----
                                                         (millions of dollars)               (percent)
                                                         ---------------------               ---------
Revenue
         Funeral                                             $39.1           $37.9        75.6%          78.0%
         Cemetery                                             12.6            10.7        24.4           22.0
                                                             -----           -----       -----          -----
                  Total                                      $51.7           $48.6       100.0%         100.0%
                                                             =====           =====       =====          =====
Gross Margin
         Funeral                                             $14.0           $14.1        35.8%          37.2%
         Cemetery                                              4.2             3.1        33.3           29.0
                                                             -----           -----
                  Total                                       18.2            17.2        35.2           35.4
Expenses
         General and administrative                            1.5             1.7         2.9            3.5
         Depreciation and amortization                         5.7             5.4        11.0           11.1
                                                             -----           -----
Earnings From Operations                                      11.0            10.1        21.3           20.8
         Interest on long-term debt                           12.2            11.8        23.6           24.3
                                                             -----           -----
Loss Before Income Taxes                                      (1.2)           (1.7)       (2.3)          (3.5)
         Income taxes                                           --              --          --             --
                                                             -----           -----

Net Loss                                                     $(1.2)          $(1.7)       (2.3)%         (3.5)%
                                                             =====           =====

     Consolidated revenues increased 6.4% to $51.7 million for the six months ended June 30, 1998 compared to $48.6 million in the corresponding period for 1997, with funeral service revenues increasing 3.2% to $39.1 million compared to $37.9 million in the corresponding period in 1997, and cemetery revenues increasing 17.8% to $12.6 million compared to $10.7 million in the corresponding period for 1997. Funeral revenues increased primarily as a result of increased pricing and enhanced merchandising of merchandise display areas. On same-store business, excluding 1997 acquisitions and dispositions, total calls decreased by 104 from 9,974 calls for the six months ended June 30, 1997 to 9,870 calls for the six months ended June 30, 1998 and average revenue per call increased by $165 from $3,797 in 1997 to $3,962 in 1998. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee. Consolidated operating income increased from $10.1 million for the six months ended June 30, 1997, to $11.0 million for the six months ended June 30, 1998.

     Consolidated contribution margin of $18.2 million increased 5.8% for the six months ended June 30, 1998 from $17.2 million for the six months ended June 30, 1997, with funeral contribution margin of 35.8% for the six months ended June 30, 1998 compared to 37.2% for the six months ended June 30, 1997 and cemetery contribution margin of 33.3% for the six months ended June 30, 1998 compared to 29.0% for the corresponding period in 1997. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

     Corporate general and administrative expense decreased to $1.5 million for the six months ended June 30, 1998 from $1.7 million for the corresponding period in 1997. As a percentage of consolidated revenue, general and administrative expense decreased to 2.9% in 1998 from 3.5% for the corresponding period in 1997. Corporate general and administrative expense decreased primarily due to restructured, upgraded and more efficient information and accounting systems.

     Depreciation and amortization expense increased $0.3 million to $5.7 million for the six months ended June 30, 1998 compared to $5.4 million for the corresponding period in 1997. This increase is primarily the result of increased depreciation on capital expenditures.

     Interest expense of $12.2 million for the six months ended June 30, 1998 increased by $0.4 million compared to $11.8 million for the corresponding period in 1997, primarily as a result of additional borrowings to finance operating activities of the Company.


Liquidity and Capital Resources

     The Company's primary sources of cash since 1995 have been funds provided by operating activities, proceeds from additional long-term debt and capital contributions. As of June 30, 1998, the Company had a net working capital surplus of $7.6 million and a current ratio of 1.58:1, compared to a net working capital surplus of $10.7 million and a current ratio of 1.72:1 as of December 31, 1997.

     The primary uses of cash since 1995 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In the six months ended June 30, 1997, the Company purchased two cemeteries for an aggregate purchase price of $0.5 million with the acquisition of one funeral home occurring in the comparable period in 1998 for $0.4 million.

     In the six months ended June 30, 1998 and 1997, the Company used $1.7 million and $1.4 million for capital expenditures, respectively. In the six months ended June 30, 1998, the Company paid $0.6 million in principal payments on long-term debt, principally relating to payment of former owner obligations, compared to $3.8 million in the corresponding period in 1997. In the six months ended June 30, 1997 the Company borrowed $3.0 million on its revolving line of credit compared to a net repayment of $0.7 million for the same period in 1998.

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

     As of June 30, 1998, the Company had approximately $201.6 million of indebtedness outstanding and approximately $10.8 million of borrowing availability under the Revolving Credit Facility. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Revolving Credit Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

     In June 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging" was issued. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified under the standard hedge accounting. The Company is currently assessing the effect of this standard, but does not anticipate a material impact on the results of operations.

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

                                                   PRIME SUCCESSION, INC.

                                                   /s/ MYLES S. CAIRNS
                                                   Myles S. Cairns
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer
August 10, 1998

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

      10.1(d)* Exclusive Supply Agreement, dated January 1, 1998 between Batesville Casket Company, Inc., The Forethought Group, Forethought Life Insurance Company and Prime Succession, Inc.

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

* Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599).




(b)     Reports on Form 8-K

                  None


          Exhibit 12
          Prime Succession, Inc. and subsidiaries
          Ratio of Earnings to Fixed Charges
          (Dollars in Thousands)

                                                             Three months ended          Six months ended
                                                                  June 30,                   June 30,
                                                        ------------------------------------------------------
                                                            1998           1997         1998         1997
                                                            ----           ----         ----         ----
          Ratio of Earnings to
            Fixed Charges


          Earnings:
           Loss before income taxes                        (1,387)         (725)       (1,188)      (1,645)
           Add:  Fixed charges, net                         6,303         5,981        12,678       12,173


          Income before income taxes and
            fixed charges, net                              4,916         5,256        11,490       10,528

          Fixed Charges:
          Total interest expense (1)                        6,077         5,772        12,183       11,764
          Interest factor in rents (2)                        226           209           495          409

                            Total fixed charges             6,303         5,981        12,678       12,173


          Ratio of earnings to fixed charges                 0.78          0.88          0.91         0.86

          Coverage deficiency (3)                           1,387           725         1,188        1,645

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
