Form 10-Q
period 1998-09-30
PRIME SUCCESSION INC
filed 1998-11-12
CIK 1023294

-------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         The number of outstanding shares of Common Stock as of November 10, 1998, was 100.


            -------------------------------------------------------

                                TABLE OF CONTENTS


                                                                           Page
Part I.     FINANCIAL  INFORMATION

            Item 1.      FINANCIAL  STATEMENTS:

            CONSOLIDATED  BALANCE  SHEETS
                as of September 30, 1998 and December 31, 1997             1

            CONSOLIDATED  STATEMENTS OF OPERATIONS
                for the Three Months Ended September 30, 1998 and 1997
                and the Nine Months Ended September 30, 1998 and 1997      3

            CONSOLIDATED  STATEMENTS  of  CASH  FLOWS
                for the Nine Months Ended September 30, 1998 and 1997      4

            NOTES  to INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS         5

            Item 2.      MANAGEMENT'S DISCUSSION and ANALYSIS of
                FINANCIAL  CONDITION  and  RESULTS  of OPERATIONS          6


Part II.      OTHER  INFORMATION

              Item 5.      OTHER  INFORMATION                             13

              Item 6.      EXHIBITS  and  REPORTS  on  FORM  8-K          13


SIGNATURES                                                                13



















                                       (i)


PART I

ITEM 1.   FINANCIAL STATEMENTS



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                   September 30, 1998       December 31, 1997
                                                                                       (unaudited)
                                   Assets
Cash and cash equivalents                                                              $ 1,642,112              $ 1,555,415
  Receivables:
         Trade, less allowance of $2,280,987 and  $2,647,693                            10,954,735               13,073,005
         Other                                                                           1,976,438                4,492,005
                                                                                       -----------              -----------

                           Total receivables                                            12,931,173               17,565,010
Inventories:
         Merchandise                                                                     3,646,968                3,836,994
         Cemetery lots and mausoleum spaces                                              1,252,411                1,693,530
                                                                                       -----------              -----------
                           Total inventories                                             4,899,379                5,530,524
                                                                                       -----------              -----------
Prepaids and other current assets                                                          454,176                  319,000
Deferred income taxes                                                                      749,859                  723,566
                                                                                       -----------              -----------
                  Total current assets                                                  20,676,699               25,693,515
                                                                                       -----------              -----------
Property and equipment:
         Land and land improvements                                                     16,549,402               16,190,801
         Buildings and improvements                                                     47,421,415               47,313,605
         Equipment, furniture and fixtures                                              10,086,756                9,051,236
         Accumulated depreciation                                                       (5,150,885)              (3,165,322)
                                                                                       -----------              -----------
                  Net property and equipment                                            68,906,688               69,390,320
                                                                                       -----------              -----------
Developed cemetery properties                                                           14,745,197               12,996,135
Undeveloped cemetery properties                                                         30,992,379               31,902,345
Goodwill, less accumulated amortization of $11,784,665 and $7,482,615                  219,615,546              222,086,427
Other intangible assets, less accumulated amortization of $8,936,378 and                20,394,493               23,147,315
     $5,866,178
Long-term receivables, less allowance of $3,594,613 and $3,288,268                      15,159,224                9,318,513
Other assets                                                                               534,646                  571,615
                                                                                      ------------             ------------
                                                                                      $391,024,872             $395,106,185
                                                                                      ============             ============


                              See accompanying notes to interim consolidated financial statements.






                                          PRIME SUCCESSION, INC. AND SUBSIDIARIES
                                                Consolidated Balance Sheets


                                                                                   September 30, 1998       December 31, 1997
                                                                                       (unaudited)
                       Liabilities and Shareholders' Equity
Accounts payable                                                                      $  1,400,254             $  2,679,090
Other accrued expenses                                                                   6,365,668                8,441,985
Current installments of obligations under agreements with former owners                  2,601,416                2,369,684
Current installments of long-term debt                                                   1,355,171                1,389,530
Due to related party                                                                            --                   83,333
                                                                                      ------------             ------------

                                            Total current liabilities                   11,722,509               14,963,622
                                                                                      ------------             ------------

Deferred merchandise liabilities and revenues, less trust fund deposits                 13,819,834               17,600,097
Obligations under agreements with former owners, less current installments              13,310,351               15,259,919
Long-term debt, less current installments                                              208,815,461              201,580,635
Deferred income taxes                                                                   16,770,181               16,770,180
Other long-term liabilities                                                              3,934,206                2,690,510

Shareholders' equity:
         Common stock, par value $.01 per share, 1,000 shares authorized;
                  100 issued and outstanding shares                                              1                        1
         Additional paid-in capital                                                    128,918,236              129,047,493
         Accumulated deficit                                                            (6,265,907)              (2,806,272)
                                                                                       -----------              -----------

                                            Total shareholders' equity                 122,652,330              126,241,222
                                                                                      ------------             ------------
                                                                                      $391,024,872             $395,106,185
                                                                                      ============             ============


                                  See accompanying notes to interim consolidated financial statements.








                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)


                                                       Three Months Ended                            Nine Months Ended
                                                         September 30,                                 September 30,
                                                         -------------                                 -------------
                                                     1998                1997                   1998                  1997
                                                     ----                ----                   ----                  ----
Revenues:
  Funeral services                               $17,373,676         $16,920,121            $56,477,498           $54,788,505
  Cemetery sales                                   6,317,333           5,888,749             18,911,323            16,579,559
                                                 -----------         -----------            -----------           -----------
                                                  23,691,009          22,808,870             75,388,821            71,368,064
Costs and expenses:
  Funeral homes                                   11,940,408          11,412,570             37,044,373            35,101,640
  Cemetery                                         4,208,433           4,156,177             12,598,202            11,773,258
                                                 -----------         -----------            -----------           -----------

                                                  16,148,841          15,568,747             49,642,575            46,874,898
Corporate general and administrative
  expenses                                           927,252             744,784              2,467,398             2,455,763
Depreciation and amortization                      2,810,166           2,865,783              8,479,614             8,289,703
                                                 -----------         -----------            -----------           -----------

Operating income                                   3,804,750           3,629,556             14,799,234            13,747,700
Other expenses:
  Interest expense, including
  amortization of deferred loan
  costs (see Note 1)                               6,005,984           6,082,747             18,188,728            17,846,431
                                                 -----------         -----------            -----------           -----------
Loss before income taxes                          (2,201,234)         (2,453,191)            (3,389,494)           (4,098,731)
Income tax expense                                   (32,641)             (1,323)               (70,141)              (27,008)
                                                 -----------         -----------            -----------           -----------

Net loss                                         $(2,233,875)        $(2,454,514)           $(3,459,635)          $(4,125,739)
                                                 ===========         ===========            ===========           ===========



                                       See accompanying notes to interim consolidated financial statements.












                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                            1998              1997
                                                                                            ----              ----
Cash flows from operating activities:
  Net loss                                                                              $(3,459,635)       $(4,125,739)

  Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    9,795,033          9,632,970
         Depletion of cemetery property                                                     909,217          1,308,064
         Loss on sale of assets                                                              14,870                 --
         Gain on sale of business                                                            (7,653)                --
         Changes in operating assets and liabilities
                  net of effects of acquisition of subsidiaries:

                           Receivables (net)                                             (1,217,761)        (3,045,410)
                           Inventories                                                   (1,068,363)        (3,085,904)
                           Accounts payable and accrued expenses                         (3,526,285)        (3,455,099)
                           Deferred merchandise liabilities and revenue (net)            (3,763,523)          (742,612)
                           Other long-term liabilities                                    1,243,696         (1,283,068)
                           Other                                                           (845,237)          (793,368)
                                                                                         ----------        -----------
Net cash used in operating activities                                                    (1,925,641)        (5,590,166)
                                                                                         ----------        -----------


Cash flows from investing activities:
  Proceeds from the disposal of assets                                                      426,023            188,698
  Purchases of property and equipment                                                    (2,100,802)        (2,757,977)
  Net cash received for sale of business                                                    250,000          2,041,033
  Net cash paid for purchase of business                                                   (805,000)        (2,606,951)
                                                                                         ----------        -----------
Net cash used in investing activities                                                    (2,229,779)        (3,135,197)
                                                                                         ----------        -----------

Cash flows from financing activities:
  Net proceeds of bank indebtedness under revolving loan                                  7,300,000          9,500,000
  Proceeds from long-term debt                                                              113,307          1,309,782
  Payments on long-term debt                                                             (1,342,430)        (4,525,801)
  Payments on obligations under agreements with former owners                            (1,828,760)        (3,040,698)
  Decrease in restricted cash                                                                    --          4,388,837
                                                                                        -----------        -----------
Net cash provided by financing activities                                                 4,242,117          7,632,120
                                                                                        -----------        -----------
Net increase (decrease) in cash and cash equivalents                                         86,697         (1,093,243)
Cash and cash equivalents at beginning of period                                          1,555,415          2,985,704
                                                                                        -----------        -----------
Cash and cash equivalents at end of period                                              $ 1,642,112        $ 1,892,461
                                                                                        ===========        ===========


                                  See accompanying notes to interim consolidated financial statements.






PRIME SUCCESSION, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                                   (unaudited)



     (1) Interest expense includes amortization of deferred loan costs as follows:

                             Three Months Ended                                 Nine Months Ended
                               September 30,                                      September 30,
                               -------------                                      -------------
                       1998                      1997                     1998                     1997
                       ----                      ----                     ----                     ----
                     $438,473                  $452,396                $1,315,419               $1,343,266

     (2) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1997 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of September 30, 1998. All such adjustments are of a normal recurring nature.

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

     The Company provides merchandise and services in both the funeral home and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of November 10, 1998, the Company through its subsidiaries owns and operates 143 funeral homes and 21 cemeteries in 20 states, primarily in non-urban areas of the United States. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries. The Company's consolidated revenues were $75.4 million and $71.4 million for the nine months ended September 30, 1998 and 1997, respectively. Sales of funeral services of $56.5 million and cemetery sales of $18.9 million accounted for approximately 74.9% and 25.1%, respectively, of total net sales for the nine months ended September 30, 1998.

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


Results of Operations

     The Company's operations are detailed below for the three months and the nine months ended September 30, 1998 and the corresponding period in the prior year expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings (loss) from operations and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of losses before income taxes.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

                                                            Three months ended           Three months ended
                                                               September 30,                September 30,
                                                               -------------                -------------
                                                           1998            1997         1998           1997
                                                           ----            ----         ----           ----
                                                           (millions of dollars)             (percent)
                                                           ---------------------             ---------

Revenue
         Funeral                                             $17.4         $16.9        73.4%           74.1%
         Cemetery                                              6.3           5.9        26.6            25.9
                                                             -----         -----       ------          ------
                  Total                                      $23.7         $22.8       100.0%          100.0%
                                                             =====         =====       ======          ======
Gross Margin
         Funeral                                             $ 5.5         $ 5.5        31.6%           32.5%
         Cemetery                                              2.1           1.7        33.3            28.8
                                                             -----         -----
                  Total                                        7.6           7.2        32.1            31.6
Expenses
         General and administrative                            0.9           0.7         3.8             3.1
         Depreciation and amortization                         2.9           2.9        12.2            12.7
                                                             -----         -----
Earnings From Operations                                       3.8           3.6        16.0            15.9
         Interest on long-term debt                            6.0           6.1        25.3            26.8
                                                             -----         -----
Loss Before Income Taxes                                      (2.2)         (2.5)       (9.3)          (11.0)
         Income taxes                                           --            --          --              --
                                                             -----         -----
Net loss                                                     $(2.2)        $(2.5)       (9.3)%         (11.0)%
                                                             =====         =====


     Consolidated revenues increased 3.9% to $23.7 million for the three months ended September 30, 1998 compared to $22.8 million in the corresponding period for 1997, with funeral service revenues increasing 3.0% to $17.4 million compared to $16.9 million in the corresponding period in 1997, and cemetery revenues increasing 6.8% to $6.3 million compared to $5.9 million in the corresponding period for 1997. Funeral revenues increased primarily as a result of increased pricing and enhanced merchandising. On same-store business, excluding 1997 and 1998 acquisitions and dispositions, total calls decreased by 2 from 4,357 calls for the three months ended September 30, 1997 to 4,355 calls for the three months ended September 30, 1998 and average revenue per call increased by $106 from $3,883 in 1997 to $3,989 in 1998. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee. Consolidated operating income increased from $3.6 million for the three months ended September 30, 1997, to $3.8 million for the three months ended September 30, 1998.

     Consolidated contribution margin of $7.6 million increased 5.6% for the three months ended September 30, 1998 from $7.2 million for the three months ended September 30, 1997, with funeral contribution margin of 31.6% for the three months ended September 30, 1998 compared to 32.5% for the three months ended September 30, 1997 and cemetery contribution margin of 33.3% for the three months ended September 30, 1998 compared to 28.8% for the corresponding period in 1997. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

     Corporate general and administrative expense of $0.9 million increased from $0.7 million for the three months ended September 30, 1998 and 1997. As a percentage of consolidated revenue, general and administrative expense increased to 3.8% in 1998 from 3.1% for the corresponding period in 1997. Corporate general and administrative expense increased primarily due to adjustment of accounting accruals in 1998.

     Depreciation and amortization expense remained constant at $2.9 million for the three months ended September 30, 1998 and 1997.

     Interest expense of $6.0 million for the three months ended September 30, 1998 decreased by $0.1 million compared to $6.1 million for the corresponding period in 1997, primarily as a result of repayment of debt.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

                                                            Nine months ended              Nine months ended
                                                              September 30,                  September 30
                                                              -------------                  -------------
                                                           1998           1997            1998           1997
                                                           ----           ----            ----           ----
                                                          (millions of dollars)                (percent)
                                                          ---------------------                ---------
Revenue
         Funeral                                           $56.5           $54.8        74.9%          76.8%
         Cemetery                                           18.9            16.6        25.1           23.2
                                                           -----           -----       ------         ------
                  Total                                    $75.4           $71.4       100.0%         100.0%
                                                           =====           =====       ======         ======
Gross Margin
         Funeral                                           $19.5           $19.7        34.5%          35.9%
         Cemetery                                            6.3             4.8        33.3           28.9
                                                           -----           -----
                  Total                                     25.8            24.5        34.2           34.3
Expenses
         General and administrative                          2.5             2.5         3.3            3.5
         Depreciation and amortization                       8.5             8.3        11.3           11.6
                                                           -----           -----
Earnings From Operations                                    14.8            13.7        19.6           19.2
         Interest on long-term debt                         18.2            17.8        24.1           24.9
                                                           -----           -----
Loss Before Income Taxes                                    (3.4)           (4.1)       (4.5)          (5.7)
         Income taxes                                        0.1              --         0.1             --
                                                           -----           -----
Net Loss                                                   $(3.5)          $(4.1)        4.6%          (5.7)%
                                                           =====           =====

     Consolidated revenues increased 5.6% to $75.4 million for the nine months ended September 30, 1998 compared to $71.4 million in the corresponding period for 1997, with funeral service revenues increasing 3.1% to $56.5 million compared to $54.8 million in the corresponding period in 1997, and cemetery revenues increasing 13.9% to $18.9 million compared to $16.6 million in the corresponding period for 1997. Funeral revenues increased primarily as a result of increased pricing and enhanced merchandising of merchandise display areas. On same-store business, excluding 1997 and 1998 acquisitions and dispositions, total calls decreased by 106 from 14,331 calls for the nine months ended September 30, 1997 to 14,225 calls for the nine months ended September 30, 1998 and average revenue per call increased by $147 from $3,823 in 1997 to $3,970 in 1998. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee. Consolidated operating income increased from $13.7 million for the nine months ended September 30, 1997, to $14.8 million for the nine months ended September 30, 1998.

     Consolidated contribution margin of $25.8 million increased 5.3% for the nine months ended September 30, 1998 from $24.5 million for the nine months ended September 30, 1997, with funeral contribution margin of 34.5% for the nine months ended September 30,1998 compared to 35.9% for the nine months ended September 30, 1997 and cemetery contribution margin of 33.3% for the nine months ended September 30, 1998 compared to 28.9% for the corresponding period in 1997. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

     Corporate general and administrative expense remained constant at $2.5 million for the nine months ended September 30, 1998 and 1997. As a percentage of consolidated revenue, general and administrative expense decreased to 3.3% in 1998 from 3.5% for the corresponding period in 1997. Corporate general and administrative expense decreased primarily due to restructured, upgraded and more efficient information and accounting systems.

     Depreciation and amortization expense increased $0.2 million to $8.5 million for the nine months ended September 30, 1998 compared to $8.3 million for the corresponding period in 1997. This increase is primarily the result of increased depreciation on capital expenditures.

     Interest expense of $18.2 million for the nine months ended September 30, 1998 increased by $0.4 million compared to $17.8 million for the corresponding period in 1997, primarily as a result of additional borrowings to finance operating activities of the Company.


Liquidity and Capital Resources

     The Company's primary sources of cash since 1995 have been funds provided by operating activities, proceeds from additional long-term debt and capital contributions. As of September 30, 1998, the Company had a net working capital surplus of $9.0 million and a current ratio of 1.76:1, compared to a net working capital surplus of $10.7 million and a current ratio of 1.72:1 as of December 31, 1997.

     The primary uses of cash since 1995 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In the nine months ended September 30, 1997, the Company purchased three cemeteries and a funeral home for $2.6 million and sold two funeral homes for $2.0 million with the acquisition of a cemetery and two funeral homes occurring in the comparable period in 1998 for $0.8 million.

     In the nine months ended September 30, 1998 and 1997, the Company used $2.1 million and $2.8 million for capital expenditures, respectively. In the nine months ended September 30, 1998, the Company paid $1.3 million in principal payments on long-term debt, principally relating to payment of former owner obligations, compared to $4.5 million in the corresponding period in 1997. In the nine months ended September 30, 1997 the Company borrowed $9.5 million on its revolving line of credit compared to $7.3 million for the same period in 1998.

     The Company estimates that capital expenditures net of estimated disposals of $0.6 million will be approximately $1.5 million in 1998, to be used in part for the repair and improvement of existing facilities. The Company also expects to invest approximately $1.0 million in 1998 for cemetery inventory development.

     Contemporaneously with the consummation of the Acquisition, the Company entered into senior secured credit facilities (the "Bank Credit Facilities") with a syndicate of financial institutions and The Bank of Nova Scotia, as administrative agent.

     The Bank Credit Facilities provided the Company with senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $90 million, the proceeds of which were used to finance the Acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceedsof which will be used for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. The Bank Term Facility will mature 7 years after the Acquisition Closing Date, and the Bank Revolving Facility will mature 5 years after the Acquisition Closing Date. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $4 million in the fourth year after the Bank Closing; $9 million in the fifth year after the Bank Closing; $12.5 million in the sixth year after the Bank Closing and $61.5 million upon the maturity of the Bank Term Facility. The Revolving Credit Facility will be payable in full at maturity, with no prior amortization.

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

     As of September 30, 1998, the Company had approximately $210.2 million of indebtedness outstanding and approximately $5.6 million of borrowing availability under the Revolving Credit Facility. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Revolving Credit Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

     In September 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging" was issued. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified under the standard hedge accounting. The Company is currently assessing the effect of this standard, but does not anticipate a material impact on the result of operations.


Year 2000 Issues

     Overview. As the Year 2000 approaches, all companies that use computers must address "Year 2000" issues. Year 2000 issues result from the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice can create breakdowns or erroneous results when computers perform operations involving years later than 1999.

     The Company's State of Readiness. The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology (IT) systems and non-IT systems into Year 2000 compliance by the end of the second quarter of fiscal year 1999. The Company has divided its systems into (i) critical systems, consisting of IT systems, and (ii) non-critical systems, consisting of a mixture of IT and non-IT systems. Each system will be evaluated and brought into compliance in four phases:

          Phase I    --   Evaluate and assess compliance of the system
          Phase II   --   Identify whether a non-compliant system needs to be
                          retired, replaced or outsourced and estimate the costs
                          involved.
          Phase III  --   Commit and assign resources need to implement
                          compliance plan
          Phase IV   --   Modify or replace non-compliant system

     The Company's systems used to maintain financial records were either found to be compliant or have completed Phases I through IV. As a result, 100% of these critical systems are currently compliant. One hundred percent of the Company's other critical systems have completed Phase I, and fifty percent were found to be compliant. The remaining non-compliant critical systems have completed Phases II and III and commenced Phase IV, with a scheduled completion of the second quarter of fiscal year 1999.

     Seventy-five percent of the Company's non-critical systems have completed Phase I and were either found to be compliant or made compliant by completing Phases II through IV. The Company anticipates that the remaining non-critical systems will be evaluated and brought into compliance by the end of the second quarter of fiscal year 1999.

     In addition, the Company has communicated with all of its significant vendors, financial institutions and insurers to determine the extent to which these third parties' failure to resolve their Year 2000 issues could affect the Company's operations. The Company has indications that its significant suppliers expect to be in compliance with Year 2000 issues ranging between fourth quarter of 1998 and second quarter of 1999. The Company expects to complete its evaluation of third parties' compliance by the end of the second quarter of fiscal year 1999.

     The Costs Involved. Because all of the Company's computer systems have been replaced in the past two years as part of the Company's ongoing goal to maintain state of the art technology, the Company's Year 2000 compliance costs have been relatively low. To date, the Company has incurred minor expenses in implementing its compliance plan. Management estimates that the total cost to be incurred by the Company to complete its compliance plan will be insignificant. This estimate includes the use of both internal and external resources. All costs related to the Year 2000 compliance plan are included in the Information Systems budget and are based on management's best estimates. There can be no guarantee that actual results will not differ from those estimated.

     Risks. If the Company is not successful in its efforts to bring its systems into Year 2000 compliance, the Company's ability to procure merchandise in a timely and cost-effective manner may be impaired, daily business procedures may be delayed due to the use of manual procedures, and some business procedures may be interrupted if no alternative methodology is available, which could have a material adverse effect on the Company's operations.

     The Company has no guarantee that the systems of third parties will be brought into compliance on a timely basis. The non-compliance of a third party's system could have a material adverse effect on the Company's operations.

     The Company's contingency Plan. Although the Company believes that its Year 2000 compliance plan is adequate to achieve full system operation on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' non-compliance. The Company anticipates completing its contingency plan by the end of the second quarter of fiscal year 1999.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         The Exhibits, as shown in the "Index of Exhibits", attached hereto as pages 14 and 15, are filed as a part of this Report.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      PRIME SUCCESSION, INC.

                                                      /s/ MYLES S. CAIRNS
                                                      -------------------
                                                      Myles S. Cairns
                                                      Chief Financial Officer,
                                                      Secretary and Treasurer
November 10, 1998

INDEX OF EXHIBITS
a) Exhibit
      Number                                   Document Description

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

      10.4(a) First Amendment to Credit Agreement dated September 30, 1998 among Prime Succession, Inc. (formerly known as Prime Succession Acquisition Corp.), Prime Holdings, Inc. (formely known as Prime Succession, Inc.), Goldman, Sachs & Co. L.P., as syndication agent and arranging agent, The Bank of Nova Scotia, as administrative agent.

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

* Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599).


(b)     Reports on Form 8-K

                  None


Exhibit 12
Prime Succession, Inc. and subsidiaries
Ratio of Earnings to Fixed Charges
(Dollars in Thousands)

                                                           Three months ended           Nine months ended
                                                              September 30,               September 30,
                                                           ------------------------------------------------

                                                            1998          1997           1998        1997
                                                            ----          ----           ----        ----
         Ratio of Earnings to
         Fixed Charges


         Earnings:
          Loss before income taxes                          (2,201)        (2,453)     (3,389)      (4,099)
          Add:  Fixed charges, net                           6,240          6,327      18,918       18,499

         Income before income taxes and fixed
            charges, net                                     4,039          3,874      15,529       14,400

         Fixed Charges:
         Total interest expense (1)                          6,006          6,083      18,189       17,846
         Interest factor in rents (2)                          234            244         729          653

                         Total fixed charges                 6,240          6,327      18,918       18,499

         Ratio of earnings to fixed charges                   0.65           0.61        0.82         0.78

         Coverage deficiency (3)                             2,201          2,453       3,389        4,099

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
