Form 10-K
period 1998-12-31
PRIME SUCCESSION INC
filed 1999-03-30
CIK 1023294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____________ to _____________

                            -------------------------

                  Commission file number _____________

                            -------------------------

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of Common Stock held by non-affiliates of the registrant was approximately U.S. $0 as of March 10, 1999.

     The number of outstanding shares of Common Stock as of March 10, 1999, was 100.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                 TABLE OF CONTENTS



                                     PART I
Item
Number                                                                                                         Page

1.             BUSINESS                                                                                           1

2.             PROPERTIES                                                                                         7

3.             LEGAL PROCEEDINGS                                                                                  8

4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                                                8

                                     PART II

5.             MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS                                            9

6.             SELECTED FINANCIAL DATA                                                                            9

7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12

7a.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        17

8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                       19

9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE              43

                                     PART III

10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                44

11.            EXECUTIVE COMPENSATION                                                                            46

12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                    47

13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                    48

                                     PART IV

14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                  51


                                 CAUTIONARY NOTE


     This Annual Report of Prime Succession, Inc. (the "Company") on Form 10-K contains forward-looking statements in which the Company's management discusses factors it believes may affect the Company's performance in the future. Such statements typically are identified by terms expressing future expectations or projections of revenues, earnings, capital expenditures, gross profit margin and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause the Company's actual results in the future to differ materially from expectations or projections in forward-looking statements include those described under the heading "Cautionary Statements" in
Item 7. Forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.


                                       PART I



ITEM 1.  BUSINESS.

General

     Prime Succession, Inc. is the fifth largest provider of funeral and cemetery products and services in the death care industry, on the basis of revenues, in the United States. Through its subsidiaries, the Company owns and operates 143 funeral homes and 20 cemeteries in 20 states within the United States.

     The Company provides a complete range of death care products and services both at and prior to the time of need. The Company's funeral homes and cemeteries are located primarily in non-urban areas and generally are organized in "clusters", which are integrated groups of funeral homes and cemeteries that share certain assets, personnel and services. Many of these facilities are in the Company's key markets, including among others, Fort Lauderdale, Birmingham and Memphis.

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

The Death Care Industry

     The Company's management believes that the death care industry has several attractive fundamental characteristics. The industry is relatively stable, business failures are uncommon and the market served by death care providers is expanding. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year from 2.38 million in 1998 to 2.64 million in 2010. In addition, industry studies indicate that while the death rate is declining slightly, the average age of the population in the United States is increasing. The aging of the population, particularly the "baby boomers" who have only recently begun to turn 50, represents a significant opportunity for firms such as the Company to expand their customer base and secure a portion of their future market share by actively marketing prearranged property, merchandise and services. According to the Bureau of the Census, the United States population over 50 years of age will increase from 72.7 million in 1998 to 96.4 million in 2010. The Company's principal target market for sales of prearranged cemetery property, merchandise and services is customers who are age 50 and above.

     Traditionally, death care businesses in the United States have been relatively small, family-owned enterprises that have passed through successive generations within the family. Currently, however, the industry undergoing a transition in which family-owned firms are consolidating with larger organizations such as the Company. Management believes this trend primarily results from the desire; of owners to address management succession and estate planning issues as well as to achieve liquidity and diversification of their investments.

     Management believes it can be difficult for new competitors to be successful opening new funeral homes and cemeteries in existing markets. Several factors make it difficult for new facilities to compete successfully, including the importance to families of reputation and goodwill developed over time, regulatory complexities, zoning restrictions and the existence of an adequate number of facilities serving mature markets.


Operations

     Clustering. The Company operates most of its funeral homes and cemeteries in "clusters". Clusters are groups of funeral homes and cemeteries located close enough to each other that their operations can be integrated to achieve economies of scale. Clustered facilities share vehicles, employees, computer systems and some general and administrative functions, centralized embalming services and inventory management allowing the Company to decrease its costs to operate each location. Clustered facilities create opportunities for more efficient and effective management of operations.

     Funeral Operations. Funeral operations accounted for approximately 75.9% of the Company's revenues for the fiscal year ended December 31, 1998. The Company's funeral homes offer a complete range of funeral services and products at the time of need or on a prearranged basis. The Company's services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of the Company's funeral homes offer cremation products and services. Most of the Company's funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at the same location. As of December 31, 1998, the Company operated 143 funeral homes, 30 of which were leased.

     Cemetery Operations. Cemetery operations accounted for approximately 24.1% of the Company's revenues for the fiscal year ended December 31, 1998. The Company's cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, mausoleums, monuments, memorials, burial vaults and caskets, along with the sale of burial site openings and closings. Cemetery property and merchandise sales are made at the time of need or on a prearranged basis. Prearranged sales represented approximately 85% of cemetery revenue during the fiscal year ended December 31, 1998. The Company also maintains cemetery grounds under perpetual care contracts and local laws.

     The Company believes that it's cemetery properties help it to maintain market share, as families often return to a cemetery location where their ancestors are buried. In addition, the Company's clustering and combined operations strategies help to improve the profitability of individual cemetery locations. As of December 31, 1998, the Company owned and operated 20 cemeteries.

     Combined Funeral Home and Cemetery Operations. A combined operation is a funeral home located on a cemetery site where both are operated together. Combined operations help to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a prearranged basis. In addition, combined operations enhance the Company's purchasing power, enabling it to employ more sophisticated management systems, and allowing it to share facilities, equipment, personnel and a prearrangement sales force, resulting in lower average operating costs as well as expanded marketing and sales opportunities. Approximately 40.0% of the Company's cemeteries have a funeral home on site that is operated in conjunction with the cemetery. Many of these facilities are in the Company's key markets, including, Fort Lauderdale, Birmingham and Memphis.

     Cremation. In fiscal year 1998, 27% of the funeral services the Company performed were cremations. While cremations in the United States often result in lower average revenue than traditional funeral services, they generally produce higher gross profit margins.

     The cremation rate in the United States has been increasing, and by the year 2000, cremations are expected to represent 25% of the United States burial market, according to industry estimates. The company has been addressing this trend by providing cremation products and services at all of its funeral homes, including traditional funeral services and memorialization options for families choosing cremation.

     Prearrangements. The Company markets death care products and services on a prearranged basis through a staff of approximately 280 commissioned sales counselors. Prearranged funeral planning allows families to establish in advance and prepay for the type of services to be performed and the products to be used. The cost of such products and services is set at prices prevailing at the time the agreement is signed, rather than when the products and services are delivered. Prearranged plans also permit families to eliminate the emotional strain of making death care decisions at the time of need. The Company believes that extensive marketing of prearranged products and services produces a backlog of future business and builds current and future market share.

     Trust Funds. Prearranged funeral plans are funded through trust funds or insurance, depending on the regulatory requirements of the relevant jurisdiction. When trust funding is used, the Company places into a trust fund a percentage (which varies by jurisdiction) of the sale price, which is often paid in installments. It retains the remainder of the sale price to defray costs related to the sale. The Company withdraws the amount placed in the trust fund when the service is performed to cover the cost of providing the funeral service. Generally, principal and earnings (including interest, dividends and net realized capital gains) on the trust funds, and insurance proceeds, are paid to the Company only when the funeral service is performed. When insurance funding is used, the Company applies the customers' payments to pay premiums on insurance policies designed to cover the cost of providing the funeral service in the future. Approximately 60% of all prearranged funeral plans sold by the Company are funded through insurance with the balance being funded through trust funds. As of December 31, 1998, the Company's backlog of prearranged funerals totaled approximately $151 million with approximately $90 million funded by life insurance contracts.

     The Company also establishes trust funds to fund the cost of delivering prearranged cemetery merchandise. Generally, the Company withdraws the principal and earnings from these funds only when the merchandise is delivered or contracts are canceled. As of December 31, 1998, the Company's cemetery merchandise trust funds totaled approximately $5.4 million.

     The Company funds its obligation to maintain cemetery grounds by placing a portion, generally 10%, of the proceeds from cemetery property sales into perpetual care trust funds. Income from these funds is withdrawn and used for maintenance of the cemeteries, but principal, including in some jurisdictions net realized capital gains, generally must be held in perpetuity. As of December 31, 1998, the Company's perpetual care trust funds totaled approximately $9.1 million.

     The accounting methods used to reflect the Company's prearranged funeral, merchandise and perpetual care trust funds are complex and are described in the notes to the Company's consolidated financial statements.

     Management believes that balances in the Company's trust funds, along with insurance proceeds and installment payments due under contracts, will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

     Management. The Company has an experienced team of managers. The management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their firms will be managed as well as how their products and services will be priced and merchandised. At the same time, financial goals are established by management at the corporate level and the Company maintains centralized supervisory controls. Finally, the Company provides centralized management, information systems support, and accounting and payroll functions through its corporate office.

     Currently, the Company is divided into a funeral division, a cemetery division, and a pre-need sales division with six Directors of Operations in the funeral division and one Director of Operations in the cemetery division. All of the Directors of Operations report directly to the Senior Vice President of Operations. The pre-need sales division has two Regional Vice Presidents of Sales that report to the Vice President of Sales.


Growth Strategy

General

     Management has identified, and the Company has taken, a number of initiatives that resulted in improvements in both revenues and profitability by capitalizing on the location and concentration of its properties, improved merchandising, enhanced pre-need marketing, and management structure that encourages an entrepreneurial business culture.

Internal Growth

     Prearranged Services. The Company markets death care products and services on a prearranged basis through a staff of approximately 280 commissioned sales counselors. The Company believes that extensive marketing of prearranged merchandise and services will produce a backlog of future business and will enhance current as well as future market share. The Company's backlog of prearranged funeral services has grown from $147 million at December 31, 1997 to $151 million at December 31, 1998.

     Improved Merchandising. The Company frequently expands its product and service offerings, adjusts the mix of products and services offered in individual markets, takes advantage of enhanced pricing opportunities, and implements selective marketing programs to increase revenue and improve profit margins.

     Alternative Service Firms. During fiscal year 1998, the Company expanded its existing Aaron Cremation Services to Aaron Nationwide ("Aaron") which owned and operated two low cost funeral stores offering cremations and related products and services to seven outlets at March 10, 1999. Because Aaron's offices generally operate from leased locations with a small staff, they have lower overhead than traditional funeral homes. The cost to the family for death care arrangements at an Aaron location generally is less than the cost at a traditional funeral home.

     The expansion of the Aaron model is an example of the Company's effort to address the growing cremation market, and it offers a cost-saving alternative to the construction of a traditional funeral home. The Company plans to open additional funeral stores similar to the Aaron model, although management expects this expansion to occur slowly while it further develops and tests the concept in new markets. Results from the funeral stores opened have met the Company's initial expectations.

     Cost Control. In addition to its strategies for increasing revenues, the Company plans to continue to improve its operating margins by achieving economies of scale, improving efficiencies and controlling costs through a variety of measures including the following:


-      Obtaining volume discounts from suppliers

- Leveraging operating costs through clustering and the development of combined operations

-      Improving the utilization of its sales force

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



External Growth

     Acquisitions. The Company had no funeral homes when it began operations in 1992 and grew to 146 funeral homes in 1996. In order to achieve this rapid growth, former management was primarily focused on identifying funeral homes to be acquired and consummating acquisitions of such homes rather than on maximizing profitability of the funeral homes and cemeteries which it had acquired. As a result, former management did not take advantage of certain opportunities to improve the efficiency and performance of the funeral homes acquired. New Management has substantially eliminated the Company's acquisition program. The Company's future results of operations will depend in large part on the ability of Management to successfully maintain its business strategy.

     Competition. The Company's funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. To a lesser degree, the Company also competes with monument dealers, casket retailers and other non-traditional providers of limited services or products. Because the market for death care services is relatively stable, competition usually focuses on increasing market share and selling prearranged products and services. Market share is largely a function of goodwill and tradition, although competitive pricing, professional service and attractive, well-maintained, conveniently located facilities are also important. Because of the significant role played by goodwill and tradition, market share increases are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sale of prearranged funeral services.

     The Company's traditional burial and funeral service operations face competition from the increasing number of cremations. Industry studies indicate that the percentage of cremations has increased throughout the 1980s and that cremation will represent approximately 25% of the United States burial market by the year 2000, compared with 14% in 1986. All of the Company's funeral homes offer cremation, and the Company believes that it will be able to maintain its competitive position by marketing full service cremations in combination with traditional funeral services and memorialization. Additionally, development of the Alternative Service Firms' concept by the Company represents another opportunity for the Company to serve cremation customers. Additional information on the development of the Alternative Service Firms' concept can be found under the heading "Internal Growth" discussed earlier in Item 1.

     The Company also faces competition from large "consolidators" in the industry which seek to reap profits from an acquisition and consolidation strategy. Such competitors include several large, publicly-traded funeral services companies, including Service Corporation International, Loewen and Stewart Enterprises, Inc., as well as various smaller companies which provide competition with the Company on a regional basis and, on a local level, from operators who have focused on acquiring funeral home groupings in concentrated geographic regions of the United States.

Regulation

     The Company's funeral home operations are regulated by the Federal Trade Commission (the "FTC") under the FTC's Trade Regulation Rule on Funeral Industry Practices, 16CFR Part 453 (the "Funeral Rule"), which went into effect on April 30, 1984, and was revised effective July 19, 1994.

     The Funeral Rule defines certain acts or practices as unfair or deceptive, and contains certain requirements to prevent these unfair or deceptive acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services, and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; and
(iv) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.

     The Company's operations are also subject to extensive regulation, supervision and licensing under numerous federal, state and locals laws and regulations. The Company believes that it is in substantial compliance with the Funeral Rule and all such laws and regulations. State legislatures and regulatory agencies frequently propose new laws and regulations, some of which, if enacted as proposed, could have a material effect on the Company's operations and on the death care industry in general. The Company cannot predict the outcome of any proposed legislation or regulation, or the effect that any such legislation or regulation might have on the Company.

Environmental Matters

     Although Management is aware of some contamination related to the use of underground storage tanks and embalming materials, Management does not believe that any costs relating to these or other environmental issues will have a material adverse effect on the Company's financial results.

Employees

     As of December 31, 1998, the Company employed approximately 1,160 people in funeral and cemetery operations, approximately 280 commissioned sales people and 85 telemarketing staff. None of the employees of the Company or its subsidiaries are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.



ITEM 2.  PROPERTIES.

     Set forth in the table below is the number, by state, of the Company's funeral homes and cemeteries:

                                                    NUMBER OF                               NUMBER OF
STATE                                             FUNERAL HOMES                             CEMETERIES
-----                                             -------------                             ----------

Alabama                                                23                                      8
Arizona                                                 3                                      0
Arkansas                                                3                                      0
California                                             15                                      0
Florida                                                21                                      4
Georgia                                                 6                                      2
Illinois                                               16                                      0
Indiana                                                 6                                      0
Iowa                                                    1                                      0
Kentucky                                                3                                      3
Michigan                                                8                                      0
Minnesota                                              10                                      0
Missouri                                                5                                      0
Nebraska                                                4                                      0
New York                                                2                                      0
Ohio                                                    1                                      0
Tennessee                                               7                                      3
Texas                                                   5                                      0
West Virginia                                           3                                      0
Wyoming                                                 1                                      0
                                                      ---                                    ---
            Total                                     143                                     20



     As of December 31, 1998, all but 30 of the Company's 143 funeral home locations were owned by subsidiaries of the Company. The leases with respect to the 30 leased properties have terms ranging from 2 to 21 years.

     As of December 31, 1998, the Company owned 20 cemeteries covering a total of approximately 790 acres. Approximately 62% of the total acreage is developed. The Company also owns six crematories, two of which are located in Illinois and the remaining four of which are located in California, Florida, Indiana and Tennessee.

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

     Florida Subpoena. On February 25, 1999, the Department of Legal Affairs of the Office of the Attorney General of the State of Florida issued a subpoena duces tecum requiring that certain subsidiaries of the Company doing business in that state provide various described documents and materials regarding the compliance of their pre-need and at-need policies and procedures with Florida law. The Company is in the process of collecting the information required to respond to the subpoena. Management does not believe that this investigation will have a material adverse effect on the Company or its subsidiaries.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth certain selected consolidated financial data for the Company for and at the end of each of the years in the five-year periods ended December 31, 1998 and 1997, the period from January 1, 1996 through August 25, 1996 and the period from August 26, 1996 through December 31, 1996 and the years ended December 31, 1995 and 1994. KPMG LLP ("KPMG") has been appointed auditors of New Prime (Successor Company). The selected historical financial data for the years ended December 31, 1998 and 1997 and for the period from January 1, 1996 through August 25, 1996 and the period from August 26,, 1996 through December 31, 1996 were derived from the financial statements of the Company which have been audited by KPMG. The selected financial data for the two fiscal years ended December 31, 1995 and 1994 were derived from the Company's financial statements which have been audited by Ernst & Young LLP ("E&Y"), independent auditors of Old Prime (Predecessor Company) through December 31, 1995.



                                            Successor                                 Predecessor
                                             Company                                    Company
                                --------------------------------------------- --------------------------------------
                                                              For the Period   For the Period
                                                                   From             From
                                                                August 26,        January 1,
                                                                   1996             1996
                                         Year Ended              Through          Through           Year Ended
                                        December 31,           December 31,      August 25,        December 31,
                                -----------------------------                                   --------------------
                                    1998           1997            1996            1996           1995       1994
                                   (dollars in millions, except per share amounts and revenues per funeral service)

Income Statement Data:
Total revenue                           $98.0         $101.1           $32.7           $ 56.1       $81.5     $72.2
Net income (Loss)                       (7.0)            0.1            (2.9)            (9.5)       (0.7)     (4.3)

Other Financial Data:
EBITDA, as adjusted(1)                   30.1           37.0             9.3             13.2        19.8      15.6
Cash flows from:
   Operating activities                 (0.5)           (5.7)           (2.0)              3.3        6.0       2.7
   Investing activities                 (3.2)           (3.5)           (1.4)             (1.6)      (9.1)    (25.7)
   Financing activities                  3.4             7.8             5.0              (1.0)       0.2      22.8

                                               As of December                                       As of December
                                                    31,                                                   31,
                                ---------------------------------------------                    --------------------
                                     1998           1997            1996                            1995       1994
Balance Sheet Information:
Total debt and redeemable
preferred stock (2)                    $210.3         $203.0          $195.0                -     $ 124.6    $123.5
Total assets                            391.1          395.1           398.8                -       196.1     195.3

Operating Data:
Number of funeral home locations          143            143             144              146         143       131
Number of funeral services             19,011         19,335           7,146           13,827      19,776    17,590
Total funeral service
    revenues per funeral service       $3,910         $3,896          $3,751           $3,419      $3,470    $3,460
Number of cemeteries                       20             19              16               16          16        16


 (Footnotes on following page)

     (1) EBITDA, as adjusted, is defined as income (loss) before income taxes plus interest expense, depreciation, depletion and amortization adjusted for (i) the one-time approximate $3,500,000 net change in accounting estimate for the year ended December 31, 1995, and (ii) the approximate $6,300,000 one-time charge for the settlement of the Gamble litigation for the period from January 1, 1996 through August 25, 1996. These adjustments are described below:

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Introduction

     Death care businesses in the United States traditionally have been relatively small family-owned enterprises that have been passed down through successive generations within a family. The industry in the United States is undergoing a transition in which family-owned firms are consolidating with larger organizations, such as the Company.

     Two other trends affecting the death care industry are the expected increase in the number of deaths and the average age of the population. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year from 2.38 million in 1998 to 2.64 million in 2010. In addition, the average age of the population in the United States is increasing. The aging of the population, particularly the "baby boomers" who have only recently begun to turn 50, represents a significant opportunity for firms such as the Company to expand their customer base and secure a portion of their future market share by actively marketing prearranged property, merchandise and services. According to the Bureau of the Census, the United States population over 50 years of age will increase from 72.7 million in 1998 to 96.4 million in 2010. The Company's principal target market for sales of prearranged cemetery property, merchandise and services is customers who are age 50 and above.

     Certain statements made herein that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and therefore are inherently uncertain; actual results may differ materially from those projected. See "Cautionary Statements." The discussion herein should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Trust Investments

     The Company's funeral and cemetery business includes prearranged sales funded through trust arrangements, as well as maintenance of cemetery grounds funded through perpetual care funds. The Company's investment strategy for these funds is, among other criteria, partially dependent on the ability to withdraw net realized capital gains from these funds. However, withdrawal of capital gains is not permitted for perpetual care funds in certain jurisdictions in which the Company operates. Accordingly, funds for which net capital gains are permitted to be withdrawn typically are invested in a diversified portfolio consisting principally of U.S. government securities, other interest-bearing securities and preferred stocks rated A or better, "blue chip" publicly-traded common stock, money market funds and other short-term investments.

Results of Operations

1998 Compared with 1997

     Consolidated revenues increased to $98.0 million in 1998 from $97.3 million in 1997 before a one time gain of $3.8 million resulting from a pre-need funeral trust conversion to insurance in December of 1997. Funeral service revenues decreased 0.8% to $74.3 million, before a one-time gain of $3.8 million resulting from a pre-need funeral trust conversion to insurance in December of 1997 and cemetery revenues increased 5.8% to $23.7 million from $22.4 million in 1997. Consolidated operating income decreased from $20.3 million in 1997 before a one time gain of $3.8 million resulting from a pre-need funeral trust conversion to insurance in December of 1997 to $17.6 million in 1998. Funeral revenues decreased primarily as a result of a decline in funeral call volumes in 1998 of approximately 1.7% or 324 funerals from 1997. Cemetery revenues increased primarily due to increased pre-need sales efforts in Alabama, Florida and Tennessee.

     Consolidated contribution margin of $32.3 million decreased 7.2% in 1998 from $34.8 million in 1997 before a one time gain of $3.8 million resulting from a pre-need funeral trust conversion to insurance in December of 1997, with funeral contribution margin of 32.8% in 1998 compared to 37.2% in 1997 before a one-time gain of $3.8 million resulting from pre-need funeral trust conversion to insurance in December of 1997, and cemetery contribution margin of 33.4% in 1998 compared to 30.9% in 1997. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses). Corporate general and administrative expense remained constant at $3.3 million in 1998 and 1997. As a percentage of consolidated revenue, general and administrative expense increased to 3.3% in 1998 from 3.2% in 1997.

     Depreciation and amortization expense increased $0.2 million to $11.4 million in 1998 from $11.2 million in 1997. This increase is primarily the result of increased depreciation on capital expenditures.

     Interest expense of $24.2 million in 1998 increased by $0.4 million compared to $23.8 million in 1997, primarily as a result of additional borrowings to finance operating activities of the Company.

1997 (Successor Company) Compared with 1996 (Successor Company/Predecessor
          Company Combined)

     Consolidated revenues increased 9.6% to 97.3 million in 1997 before a one-time gain of $3.8 million resulting from a pre-need funeral trust conversion to insurance in December of 1997 from $88.8 million in 1996, with funeral service revenues increasing 1.1% to $74.9 million, and cemetery revenues increasing 52.4% to $22.4 million from $14.7 million in 1996. Funeral revenues increased primarily as a result of restructured pricing, merchandising of merchandise display areas and from a one-time gain of approximately $3.8 million on converting a funeral trust to insurance. Cemetery revenues increased due to increased pre-need sales efforts in Alabama, Florida and Tennessee.

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

     Corporate general and administrative expense decreased to $3.3 million in 1997 from $6.7 million in 1996. As a percentage of consolidated revenue, corporate general and administrative expense decreased to 3.2% in 1997 from 7.6% in 1996. Corporate general and administrative expense decreased primarily due to elimination of corporate development staff as well as restructured and upgraded more efficient information and accounting systems.

     Depreciation and amortization expense increased $2.4 million to $11.2 million in 1997 from $8.8 million in 1996. This increase is primarily the result of the purchase accounting treatment of the Acquisition.

     Interest expense of $23.8 million in 1997 increased by $5.2 million compared to $18.6 million in 1996 primarily as a result of additional borrowings to finance the Acquisition and higher interest rates on borrowings, principally as a result of the issuance of the Notes referred to below.

Liquidity and Capital Resources

     The Company's primary sources of cash since 1996 have been funds provided by proceeds from additional long-term debt and capital contributions. In 1998, a long-term debt proceeds provided no cash compared to $1.3 million in 1997 and $190.6 million in 1996. In 1998, net proceeds from the revolving loan facilities provided $7.3 million compared to $11.2 million in 1997. In 1998, the disposal of assets provided cash of $0.4 million compared to $0.3 million in 1997 and $0.8 million in 1996. In 1998, operating activities used $0.5 million of cash compared to using $5.7 million of cash in 1997 and provided $1.3 million in 1996.

     Contemporaneously with the consummation of the Acquisition in 1996, the Company entered into senior secured credit facilities (the "Bank Credit Facilities") with a syndicate of financial institutions and The Bank of Nova Scotia, as administrative agent.

     The Bank Credit Facilities provided the Company with senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $90 million, the proceeds of which were used to finance the Acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceeds of which will be used for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. The Bank Term Facility will mature 7 years after the Acquisition Closing Date, and the Bank Revolving Facility will mature 5 years after the Acquisition Closing Date. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $4 million in the fourth year after the Bank Closing; $9 million in the fifth year after the Bank Closing; $12.5 million in the sixth year after the Bank Closing and $61.5 million upon the maturity of the Bank Term Facility. The Revolving Credit Facility will be payable in full at maturity, with no prior amortization. The Company also has a $0.5 million bank credit line, renewable annually, for general corporate purposes exclusive of the Bank Revolving Facility.

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

     In connection with the Acquisition, the Company also issued $100 million of 10 3/4% Senior Subordinated Notes due 2004, which were exchanged in January 1997 for $100 million of 10 3/4 % Senior Subordinated Notes due 2004 (the "Notes") that were registered under the Securities Act of 1933. The Notes mature on August 15, 2004. Interest on the Notes is payable semi-annually on February 15 and August 15 at the annual rate of 10 3/4%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after August 15, 2000, at prices ranging from 105.375% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the Acquisition.

     The Company and its Subsidiaries are subject to certain restrictive covenants contained in the Indenture relating to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leased transactions with affiliates.

     As of December 31, 1998, the Company has $210.3 million of indebtedness outstanding and approximately $6.2 million of borrowing availability under the Revolving Credit Facility. The Company is currently negotiating to expand its revolver, or bank term debt under its Bank Credit Agreement. The Company has also applied to the state of Florida to change its method of funding pre-need merchandise liabilities from trust funds to surety bonds. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Revolving Credit Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

     The primary uses of cash since 1996 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In 1998, the Company purchased two funeral homes and one cemetery for an aggregate purchase price of $1.9 million compared to one funeral home and three cemeteries for an aggregate purchase price of $2.6 million in 1997. In 1996, the Company purchased three funeral homes for an aggregate purchase price of $0.7 million. In 1998, the Company sold a monument company for $0.3 compared to three funeral homes for $2.0 million in 1997.

     In 1998, the Company used $3.1 million for capital expenditures and $3.2 million in 1997 and 1996. In 1998, the Company paid $1.5 million in principal payments on long-term debt, principally relating to repayment of bank term debt and former owner obligations, compared to $4.6 million in 1997 which principally related to the repayment of former owner obligations compared to $114.7 million in 1996 which principally related to the refinancing of the indebtedness of Old Prime. In 1997, the Company used $1.4 million for the acquisition of the Predecessor Company compared to $196.3 million in 1996.

     Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $2.0 million for the fiscal year ending December 31, 1999, which includes repair and improvement of existing facilities. The Company also expects to invest approximately $0.5 million in 1999 for cemetery inventory development.

     Management expects that future capital requirements will be satisfied through internally generated cash flow and amounts available under its revolving credit facilities.

Inflation

     Inflation has not had a significant impact on the Company's operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Other

Year 2000 Issues

     Overview. As the Year 2000 approaches, all companies that use computers must address "Year 2000" issues. Year 2000 issues result from the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice can create breakdowns or erroneous results when computers perform operations involving years later than 1999.

     The Company's State of Readiness. The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology (IT) systems and non-IT systems into Year 2000 compliance by the end of the second quarter of fiscal year 1999. The Company has divided its systems into (i) critical systems, consisting of IT systems, and (ii) non-critical systems, consisting of a mixture of IT and non-IT systems. Each system will be evaluated and brought into compliance in five phases:

o  Phase I:    Awareness - Prepare and present comprehensive report to
                    management
o  Phase II:   Assessment - Identify and evaluate all systems for Year 2000 compliance
o  Phase III:  Compliance - Complete necessary Year 2000 modifications
o  Phase IV:   Testing - Test all modified systems for Year 2000 compliance
o  Phase V:    Implementation - Return Year 2000 compliance systems to daily operation

     The Company's systems used to maintain financial records were either found to be compliant or have completed Phases I through V. As a result, 100% of these critical systems are currently compliant. One hundred percent of the Company's other critical systems have completed Phase II, and ninety percent were found to be compliant. The remaining non-compliant critical systems have completed Phases III and IV and commenced Phase V, with a scheduled completion of the second quarter of fiscal year 1999.

     Ninety percent of the Company's non-critical systems have completed Phase II and were either found to be compliant or made compliant by completing Phases III through V. The Company anticipates that the remaining non-critical systems will be evaluated and brought into compliance by the end of the second quarter of fiscal year 1999.

     In addition, the Company has communicated with all of its significant vendors, financial institutions and insurers to determine the extent to which these third parties' failure to resolve their Year 2000 issues could affect the Company's operations. The Company has indication that its significant suppliers expect to be in compliance with Year 2000 issues ranging between fourth quarter of 1998 and second quarter of 1999. The Company expects to complete its evaluation of third parties' compliance by the end of the second quarter of fiscal year 1999.

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

     Risks. If the Company is not successful in its efforts to bring its systems into Year 2000 compliance, the Company's ability procure merchandise in a timely and cost-effective manner may be impaired, daily business procedures may be delayed due to the use of manual procedures, and some business procedures may be interrupted if no alternative methodology is available, which could have a material adverse effect on the Company's operations.

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

Recent Accounting Standards

     Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," is required to be implemented in the first quarter of the Company's fiscal year 1998. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is required to be implemented during the Company's fiscal year ending December 31, 1998 and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2000. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K include "forward-looking statements" as defined in Section 21D of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7a "Quantitative and Qualitative Disclosures about Market Risk", and Item 1 "Business", and Item 11 "Executive Compensation", and located elsewhere herein regarding the Company's financial position, plans to increase revenues, reduce general and administrative expenses and take advantage of synergies, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company (as defined herein) or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements

     The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual consolidated results and could cause the Company's actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements above and in any other forward-looking statements made by or on behalf of the Company.


     I. Achieving the Company's revenue goals also is affected by the volume and prices of the products and services sold. The annual sales targets set by the Company are very aggressive, and the inability of the Company to achieve planned increases in volume or prices could cause the Company not to meet anticipated levels of revenue. The ability of the Company to achieve volume or price increases at any location depends on numerous factors, including the local economy, the local death rate and competition.

     II. Another important component of revenue is earnings from the Company's trust funds which are determined by the size of, and returns (which include dividends, interest and realized capital gains) on, the funds. The performance of the funds depends primarily on market conditions that are not within the Company's control. The size of the funds depends on the level of sales and the amount of returns that may be reinvested.

     III. Future revenue also is affected by the level of prearranged sales in prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income.

     IV. In addition to the factors discussed above, earnings may be affected by other important factors, including the following:


          a. The ability of the Company to achieve projected economies of scale in markets where it has "clusters" or combined facilities.

          b. Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.

          c. The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

          d. The amount and rate of growth in the Company's general and administrative expenses.

          e. Changes in government regulation, including tax rates and their effects on corporate structure.

          f.  Changes  in  inflation  and  other  general  economic   conditions
     affecting financial markets.

          g. Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

          h. Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

          i. The ability of the Company and its significant vendors, financial institutions and insurers to achieve Year 2000 compliance on a timely basis.

     The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of interest rates as discussed below. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading". The Company's exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in interest rates and the timing of transactions.


Interest

     The company has entered into various fixed and variable rate debt obligations, which are detailed in Note 6 to the Company's consolidated financial statements included in Item 8.

     As of December 31, 1998, the carrying value of the Company's long-term fixed-rate debt was approximately $103.8 million, compared to fair value of $101.7 million. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. If these instruments are held to maturity, no change in fair value will be realized.

     As of December 31, 1998, the Company had $106.5 million in variable-rate debt. Each 0.5% change in average interest rates applicable to such debt would result in a change of approximately $0.5 million in the Company's pre-tax earnings.

     The Company monitors its mix of fixed and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable rate revolving credit facilities with fixed-rate debt, or by entering into interest rate swaps or other interest rate hedging transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


PRIME SUCCESSION, INC. AND SUBSIDIARIES AS OF DECEMBER 31, 1998 AND 1997 AND FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIODS FROM JANUARY 1, 1996 THROUGH AUGUST 25, 1996 AND FROM AUGUST 26, 1996 THROUGH DECEMBER 31, 1996:

Independent Auditors' Report..................................................20
Financial Statements:
     Consolidated Balance Sheets..............................................21
     Consolidated Statements of Operations....................................23
     Consolidated Statements of Shareholders' Equity..........................24
     Consolidated Statements of Cash Flows....................................25
     Notes to Consolidated Financial Statements...............................27


Schedule II - Valuation and Qualifying Accounts...............................55



All other schedules have been omitted as not applicable or not required.

                     Independent Auditors' Report

Board of Directors
Prime Succession, Inc.:

We have audited the accompanying consolidated balance sheets of Prime Succession, Inc. and subsidiaries (Successor Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997, and for the period from August 26, 1996 through December 31, 1996 (Successor Company period), and the consolidated statements of operations, shareholders' equity, and cash flows of Prime Succession, Inc. and subsidiaries (Predecessor Company) for the period from January 1, 1996 through August 25, 1996 (Predecessor Company period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Prime Succession, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and for the Successor Company period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor Company consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the Predecessor Company period, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1998, 1997 and 1996.

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

                                                         KPMG LLP

Cincinnati, Ohio
March 10, 1999



                                                Prime Succession, Inc. and Subsidiaries
                                                      Consolidated Balance Sheets
                                                      December 31, 1998 and 1997

                                                                                           December 31,
                                                                                           ------------
                                                                                     1998                 1997
                                                                                     ----                 ----
                                    Assets
                                    ------
Cash and cash equivalents                                                           $ 1,146,670         $ 1,555,415
  Receivables:
         Trade, less allowance of $2,086,520 and $2,647,693                          14,718,380          13,073,005
         Other                                                                          998,020           4,492,005
                                                                                    -----------         -----------
                  Total receivables                                                  15,716,400          17,565,010
Inventories:
         Merchandise                                                                  3,582,912           3,836,994
         Cemetery lots and mausoleum spaces                                           1,178,137           1,693,530
                                                                                    -----------         -----------
                  Total inventories                                                   4,761,049           5,530,524
                                                                                    -----------         -----------
Prepaids and other current assets                                                       607,407             319,000
Deferred income taxes (note 9)                                                          588,088             723,566
                                                                                    -----------         -----------
                  Total current assets                                               22,819,614          25,693,515
                                                                                    -----------         -----------

Property and equipment:
         Land and land improvements                                                  16,447,209          16,190,801
         Buildings and improvements                                                  48,751,390          47,313,605
         Equipment, furniture and fixtures                                           10,221,223           9,051,236
         Accumulated depreciation                                                    (5,906,519)         (3,165,322)
                                                                                    -----------         -----------
                  Net property and equipment                                         69,513,303          69,390,320
                                                                                    -----------         -----------

Developed cemetery properties                                                        14,660,921          12,996,135
Undeveloped cemetery properties                                                      30,992,379          31,902,345
Goodwill, less accumulated amortization of $13,222,612 and $7,482,615               218,065,917         222,086,427
Other intangible assets, less accumulated amortization of $9,953,607 and
         $5,866,178                                                                  19,263,641          23,147,315
Long-term receivables, less allowance of $6,205,730 and $3,288,268                   15,221,081           9,318,513
Other assets                                                                            585,439             571,615
                                                                                   ------------        ------------
                                                                                   $391,122,295        $395,106,185
                                                                                   ============        ============


                           See accompanying notes to consolidated financial statements.


                                      Prime Succession, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                            December 31, 1998 and 1997


                                                                                            December 31,
                                                                                            ------------
                                                                                      1998                1997
                                                                                      ----                ----
                       Liabilities and Shareholders' Equity
                      ------------------------------------
Accounts payable                                                                    $ 2,031,580         $ 2,679,090
Other accrued expenses                                                                9,708,454           8,441,985
Current installments of obligations under agreements with former owners (note 5)      2,732,386           2,369,684
Current installments of long-term debt (note 6)                                       1,396,074           1,389,530
Due to related party (note 4)                                                            83,333              83,333
                                                                                   ------------        ------------
                                            Total current liabilities                15,951,827          14,963,622
                                                                                   ------------        ------------
Deferred merchandise liabilities and revenues, less trust fund deposits              14,384,071          17,600,097
Obligations under agreements with former owners, less current installments
         (note 5)                                                                    12,537,499          15,259,919
Long-term debt, less current installments (note 6)                                  208,888,446         201,580,635
Deferred income taxes (note 9)                                                       16,523,017          16,770,180
Other long-term liabilities (note 12)                                                 3,719,511           2,690,510

Shareholders' equity (note 7):
         Common stock, par value $.01 per share, 1,000 shares authorized;
                  100 issued and outstanding shares                                           1                   1
         Additional paid-in capital                                                 128,888,394         129,047,493
         Accumulated deficit                                                         (9,770,471)         (2,806,272)
                                                                                   ------------        ------------
                                            Total shareholders' equity              119,117,924         126,241,222
                                                                                   ------------        ------------
Commitments and contingencies (notes 10, 11 and 12)

                                                                                   $391,122,295        $395,106,185
                                                                                   ============        ============

                                       See accompanying notes to consolidated financial statements.




                                       Prime Succession, Inc. and Subsidiaries

                                        Consolidated Statements of Operations
         For the years ended December 31, 1998 and 1997, and periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996

                                                              Successor                        Predecessor
                                                               Company                           Company
                                            ----------------------------------------------- -----------------
                                                         Year                 August 26,       January 1,
                                                        Ended                1996 through     1996 through
                                                     December 31,            December 31,      August 25,
                                                 1998            1997            1996             1996
                                            --------------- --------------- --------------- -----------------
  Revenues:
         Funeral services (note 8)             $74,337,416     $78,698,491     $26,805,617       $47,281,120
         Cemetery sales                         23,667,815      22,440,769       5,845,936         8,834,774
                                            --------------- --------------- --------------- -----------------
                                                98,005,231     101,139,260      32,651,553        56,115,894
Costs and expenses:
         Funeral homes                          49,945,781      47,005,645      17,514,919        32,257,977
         Cemetery                               15,766,846      15,517,734       4,070,525         6,546,474
                                            --------------- --------------- --------------- -----------------
                                                65,712,627      62,523,379      21,585,444        38,804,451
Corporate general and administrative
         expenses                                3,327,047       3,250,451       2,089,994         4,637,919
Depreciation and amortization                   11,371,044      11,241,934       3,483,901         5,341,150
Legal settlement (note 3)                               --              --              --         6,344,313
                                            --------------- --------------- --------------- -----------------
Operating income                                17,594,513      24,123,496       5,492,214           988,061
                                            --------------- --------------- --------------- -----------------

Other expenses:
         Interest expense, including
         amortization of deferred
         loan costs of $1,753,891,
        $1,792,884, $622,473 and $360,269       24,194,753      23,843,345       8,539,585        10,059,415
         Other                                          --              --          98,015            39,315
                                            --------------- --------------- --------------- -----------------
                                                24,194,753      23,843,345       8,637,600        10,098,730
                                            --------------- --------------- --------------- -----------------
Income (loss) before income taxes               (6,600,240)        280,151      (3,145,386)       (9,110,669)
Income tax benefit (expense) (note 9)             (363,959)       (136,903)        195,866          (364,796)
                                            --------------- --------------- --------------- -----------------
Net income (loss)                               (6,964,199)        143,248      (2,949,520)       (9,475,465)

Redeemable Preferred Stock dividend
         requirements                                   --              --              --          (277,111)
                                            --------------- --------------- --------------- -----------------
Net income (loss) attributable to
         common shareholders                   $(6,964,199)      $ 143,248     $(2,949,520)      $(9,752,576)
                                            =============== =============== =============== =================



                                   See accompanying notes to consolidated financial statements.


                                              Prime Succession, Inc. and Subsidiaries

                                           Consolidated Statements of Shareholders' Equity
            For the years ended December 31, 1998 and 1997, and periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31,1996

                                                   Predecessor
                                                     Company
                                                     Common
                                                      Stock            Successor
                                             --------------------       Company    Additional                           Total
                                             Class A     Class B        Common       Paid-in        Accumulated      Shareholders'
                                                                        Stock        Capital          Deficit           Equity
                                             --------    --------     -----------  -------------   --------------    --------------
Predecessor Company:
         Balance as of December 31, 1995   $       1  $        9  $           -  $   31,902,729  $   (9,211,524)  $     22,691,215
         Net loss for the period
           January 1, 1996 through
           August 25, 1996                         -           -              -               -      (9,475,465)        (9,475,465)
         Accrued dividends on redeemable
           preferred stock                         -           -              -        (277,111)              -           (277,111)
                                             --------    --------    -----------   -------------   --------------    --------------
         Balance as of  August 25, 1996    $       1  $        9  $           -  $   31,625,618  $  (18,686,989)  $     12,938,639
                                             ========    ========    ===========   =============   ==============    ==============
Successor Company:
         Acquisition of Predecessor
           Company  (note 7)               $       -  $        -  $           1  $  129,999,999  $            -   $    130,000,000
         Receivable due from parent
           company                                 -           -              -        (445,500)              -           (445,500)
         Net loss for the period
           August 26, 1996 through
           December 31, 1996                       -           -              -               -      (2,949,520)        (2,949,520)
                                             --------    --------    -----------   -------------   --------------    --------------
         Balance as of December 31, 1996           -           -              1     129,554,499      (2,949,520)       126,604,980
         Receivable due from parent
           company (note 4)                        -           -              -        (507,006)              -           (507,006)
         Net income for the year ended
           December 31, 1997                       -           -              -               -         143,248            143,248
                                             --------    --------    -----------  --------------   --------------    --------------
         Balance as of  December 31, 1997          -           -              1     129,047,493      (2,806,272)       126,241,222
         Receivable due from parent
           company (note 4)                        -           -              -        (159,099)              -           (159,099)
         Net income for the year ended
           December 31, 1998                       -           -              -               -      (6,964,199)        (6,964,199)
                                             --------    --------    -----------   -------------   --------------    --------------
Balance as of December 31, 1998            $       -  $        -  $           1  $  128,888,394  $   (9,770,471)  $    119,117,924
                                             ========    ========    ===========   =============   ==============    ==============

                                     See accompanying notes to consolidated financial statements.



                                                Prime Succession, Inc. and Subsidiaries

                                                 Consolidated Statements of Cash Flows
             For the years ended December 31, 1998 and 1997, and the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996


                                                                                  Successor                        Predecessor
                                                                                   Company                           Company
                                                               ------------------------------------------------   --------------
                                                                                                 August 26,        January 1,
                                                                         Year ended             1996 through      1996 through
                                                                        December 31,            December 31,       August 25,

                                                                    1998            1997            1996              1996
                                                               ---------------- -------------- ----------------   --------------
Cash flows from operating activities:

   Net income (loss)                                               $(6,964,199)     $ 143,248     $ (2,949,520)    $  (9,475,465)

   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
         Depreciation and amortization                              13,124,935     13,034,818        4,106,374         5,701,419
         Depletion of cemetery property                              1,126,378      1,664,589          527,515           509,856
         Loss on sale of assets                                          4,316             --               --                --
         Provision for deferred income taxes                          (111,683)    (1,898,968)        (141,369)          155,227
         Legal settlement                                                   --             --               --         6,344,313
         Payment on legal settlement                                        --             --       (5,344,313)       (1,100,000)
         Changes in operating assets and liabilities
         net of effects of acquisition of subsidiaries:
             Receivables (net)                                      (4,064,844)    (7,226,690)      (2,389,370)          780,149
             Inventories                                            (1,062,918)    (3,226,300)         (34,456)         (578,300)
             Accounts payable and accrued expenses                     474,116     (3,656,309)       3,037,740           887,452
             Deferred merchandise liabilities and
               revenue (net)                                        (3,605,570)    (2,372,626)         505,549         2,475,263
             Other long-term liabilities                             1,029,001     (1,752,945)       1,021,741          (446,222)
             Other                                                    (465,753)      (399,367)        (323,179)       (1,947,562)
                                                               ---------------- -------------- ----------------    --------------
   Net cash provided by (used in) operating activities                (516,221)    (5,690,550)      (1,983,288)        3,306,130
                                                               ---------------- -------------- ----------------    --------------
Cash flows from investing activities:
         Proceeds from the disposal of assets                          426,023        265,731          674,633           152,205
         Purchases of property and equipment                        (3,113,744)    (3,203,500)      (2,100,108)       (1,087,432)
         Net cash received for sale of business                        250,000      2,041,033               --                --
         Net cash paid for purchase of business                       (805,000)    (2,606,951)              --          (675,000)
                                                               ---------------- -------------- ----------------    --------------
   Net cash used in investing activities                            (3,242,721)    (3,503,687)      (1,425,475)       (1,610,227)
                                                               ---------------- -------------- ----------------    --------------

                                                                                                                        (Continued)


                                                Prime Succession, Inc. and Subsidiaries

                                                 Consolidated Statements of Cash Flows
             For the years ended December 31, 1998 and 1997, and the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996

                                                                           Successor                         Predecessor
                                                                            Company                            Company
                                                         -----------------------------------------------   -----------------
                                                                                          August 26,          January 1,
                                                                  Year ended             1996 through        1996 through
                                                                 December 31,            December 31,         August 25,
                                                             1998            1997            1996                1996
                                                         -------------- --------------- ----------------   -----------------
Cash flows from financing activities:
   Net proceeds of bank indebtedness under
     revolving loan                                          7,300,000      11,200,000               --                  --
   Proceeds from long-term debt                                     --       1,309,782      190,000,000             618,000
   Payments on long-term debt                               (1,479,160)     (4,621,844)    (111,506,428)         (3,219,194)
   Payments on obligations under agreements
     with former owners                                     (2,470,643)     (3,160,498)      (2,346,269)         (1,444,015)
   Capital contributions                                            --              --               --           3,000,000
   Issuance of common stock                                         --              --      129,554,500                  --
   Acquisition of Predecessor Company                               --      (1,352,329)    (196,335,542)                 --
   Decrease (increase) in restricted cash                           --       4,388,837       (4,388,837)                 --
                                                         -------------- -------------- -----------------   -----------------
Net cash provided by (used in) financing activities          3,350,197       7,763,948        4,977,424          (1,045,209)
                                                         -------------- -------------- -----------------   -----------------
Net increase (decrease) in cash and cash equivalents          (408,745)     (1,430,289)       1,568,661             650,694
Cash and cash equivalents at beginning of period             1,555,415       2,985,704        1,417,043             766,349
                                                         -------------- -------------- -----------------   -----------------
Cash and cash equivalents at end of period                 $ 1,146,670     $ 1,555,415      $ 2,985,704         $ 1,417,043
                                                         ============== ============== =================   =================
Supplemental cash flow information:
         Cash paid during the year for:
                  Income taxes                             $   284,327     $   136,624      $   210,846         $   248,677
                                                         ============== ============== =================   =================
                  Interest                                 $22,404,690     $21,906,096      $ 4,644,749         $ 8,483,810
                                                         ============== ============== =================   =================


                                     See accompanying notes to consolidated financial statements.


                     Prime Succession, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

     (1) The Company

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

          The unaudited pro forma results of operations as if the acquisition occurred at the beginning of 1996 would result in revenues of approximately $88.9 million and a net loss of $18.3 million for the year ended December 31, 1996.

          The unaudited pro forma results of operations include 14 funeral home acquisitions made in 1995 and 1996, as if the acquisitions were made at the beginning of 1995. The effect of these acquisitions increased revenue by $100,000 in 1996. The pro forma results of operations also include adjustments for increased depreciation, amortization and interest expenses, and reduced expenses resulting from the elimination of certain personnel. The effect of these adjustments increased the net loss by $5,600,000 in 1996.

          The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the acquisition had been consummated at the beginning of 1996 and is not intended to be a projection of future results or trends.

                                                                     (Continued)

                    Prime Succession, Inc. and Subsidiaries

     (1) The Company, Continued

          Prime Succession, Inc. (the "Company") is the fifth largest provider of products and services in the death care industry in North America. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services. For the year ended December 31, 1998, the funeral and cemetery operations contributed approximately 75.9% and 24.1%, respectively, of total revenues.

          As of December 31, 1998, the Company owned and operated 143 funeral homes and 20 cemeteries in 20 states within the United States. The Company was founded in 1991, and began operations in 1992.

          In 1998, the Company purchased two funeral homes and one cemetery for an aggregate purchase price of $1.9 million and sold a monument company for $0.3 million. In 1997, the Company purchased one funeral home and three cemeteries for an aggregate purchase price of $2.6 million and sold three funeral homes for $2.0 million. The acquisitions and dispositions had an immaterial effect on the consolidated financial statements for the years ended December 31, 1998 and 1997.

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

                                                                     (Continued)

                    Prime Succession, Inc. and Subsidiaries

     (2) Significant Accounting Policies, Continued

          (c) Receivables, Continued

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

          (e) Derivative Instruments

               In September  1998  Statement of Financial  Accounting  Standards
               (FAS) No. 133, "Accounting for Derivative Instruments and Hedging" was issued. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or Losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified under the standard hedge accounting. The Company is currently assessing the effect of this standard, but does not anticipate a material impact on the results of operations. This statement will become effective in the first quarter of Year 2000.

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

                                                                     (Continued)

                     Prime Succession, Inc. and Subsidiaries

     (2) Significant Accounting Policies, Continued

          (i) Revenue Recognition - Funeral Services and Merchandise, Continued

               For  the  Predecessor  Company,   trust  earnings  available  for
               withdrawal prior to the delivery of funeral services, and insurance commissions paid in connection with the insurance contracts described above, were recognized currently as part of funeral service revenues. Direct obtaining costs related to the sale of pre-need funeral services were included in deferred merchandise liability and were being amortized over a period of approximately 10 years. For the Successor Company, trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the accumulated trust earnings and annual insurance benefits as funeral revenues. Direct obtaining costs related to the sale of prearranged funeral services are included in deferred merchandise liability and amortized over a period of ten years, approximating the period the benefits are expected to be realized. Direct obtaining costs, net of accumulated amortization, were approximately $13,500,000, $9,300,000 and $4,000,000 as of December 31, 1998, 1997 and 1996,
               of which $3,900,000,  $5,300,000 and $600,000 were deferred,  net of amortization, by the Successor Company for the years ended December 31, 1998 and 1997, and from August 26, 1996 through December 31, 1996, respectively. Indirect obtaining costs relating to the sale of prearranged funeral services are expensed in the period incurred.

          (j) Revenue Recognition - Cemetery Sales

               The Company accounts for its cemetery sales in accordance with the full accrual method. Pre-need sales of cemetery internment rights and other related products (caskets, markers and vaults) and services are recorded as revenues when customer contracts are signed and a down payment is received. Allowances for customer cancellations and refunds are provided at the date of sale based on historical experience.

               In compliance with local laws, a portion of the proceeds from the sale of cemetery lots may be required to be paid into perpetual or endowment care trust funds. A portion of the proceeds from the related pre-need sale of other cemetery merchandise may also be required to be paid into merchandise trust funds. As of December 31, 1998 and 1997, the amount held in merchandise trust funds was approximately $5,400,000 and $5,000,000. The Company recognizes currently the earnings on amounts withdrawn from the perpetual or endowment care trusts; approximately $340,000, $400,000, $130,000 and $70,000 for the years ended December 31, 1998 and 1997, and for the periods from January 1, 1996 through August 25, 1996 and from August 26, 1996 through December 31, 1996. Earnings on the perpetual or endowment care trust funds are used to defray cemetery maintenance costs. The principal amount of deposits placed in the merchandise trusts is available to the Company when the merchandise is delivered.
                                                                     (Continued)

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

          (l) Disclosures About Fair Value of Financial Instruments

               The  carrying  amounts  as of  December  31,  1998  and  1997  of receivables, accounts payable and other accrued expenses approximate fair value due to the short maturity of these instruments. See Notes 5 and 6 for disclosures regarding the fair value of obligations under agreements with former owners and long-term debt, respectively.

          (m) Use of Estimates

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          (n) Reclassifications

               Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the 1998 presentation.

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

     (4) Related Party Transactions

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

          The Company advances funds to Prime Succession Holdings, Inc. ("Holdings"), the parent company, in order to pay an annual monitoring fee to Blackstone, board of directors fees and related expenses. At December 31, 1998 the amount due from parent totaled approximately
          $666,000 and consists of current and prior years monitoring fees, income tax payable and directors fees and related expenses. This amount is classified in the shareholders' equity section of the consolidated balance sheet as a reduction to additional paid in capital.

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


                     Prime Succession, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements, Continued

     (5) Obligations Under Agreements with Former Owners

          The  Company  has  entered  into   consultative   and   noncompetition
          agreements  (generally  for ten years)  with  certain  officers of the
          Company and former owners and key  employees of  businesses  acquired.
          Obligations under these agreements are as follows:
                                                                              December 31,         December 31,
                                                                                 1998                 1997
                                                                          -----------------    -----------------
        Obligations under covenants not to compete, amounts payable monthly with final installments in April 1999 through December
        2010. Obligations have been discounted at 13%                          $11,824,760          $13,648,131

        Obligations under consulting agreements, amounts payable monthly with final installments in February 1999 through December 2014.
        Obligations have been discounted at 13%                                  3,445,125            3,981,472
                                                                          -----------------    -----------------
                                                                                15,269,885           17,629,603
        Less current installments                                                2,732,386            2,369,684
                                                                          -----------------    -----------------
                                                                               $12,537,499          $15,259,919
                                                                          =================    =================

          As of December 31, 1998 and 1997, the fair value obligations under agreements with former owners is not practicably determined due to the quantity and varying terms of such agreements.

          The approximate aggregate maturities on these agreements for the five years ending December 31, 2003 and thereafter are as follows:

          1999                                                $        2,732,386
          2000                                                         2,717,780
          2001                                                         2,764,612
          2002                                                         2,625,138
          2003 and thereafter                                          4,429,969
                                                               -----------------
                                                              $       15,269,885
                                                               =================

          Certain of the obligations are collateralized by letters of credit of approximately $825,000 (see Note 6).

          Interest paid on obligations under agreements with former owners was approximately $2,150,000, $2,410,000, $830,000 and $1,450,000 for the
          years ended December 31, 1998, 1997 and the periods from August 26, 1996 through December 31, 1996 and January 1, 1996 through August 25,
          1996.


                                                                     (Continued)



                     Prime Succession, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, Continued

     (6) Long-Term Debt

          Long-term debt consists of:
                                                                                December 31,         December 31,
                                                                                    1998                 1997
                                                                            --------------------- --------------------

      Revolving credit loan payable to bank                                         $ 18,500,000         $ 11,200,000
      Senior subordinated notes, interest payable semi-annually beginning
      February 1, 1997 with maturity date of August 15, 2004. Interest is
      fixed at 10 3/4%.                                                              100,000,000          100,000,000
      Term loans, interest payable quarterly and principal payable semi-annually from February 1, 1997 through August 1, 2003 (7.50%,
      8.93% and 8.67% interest rate at December 31, 1998, 1997 and 1996,
      respectively).                                                                  88,000,000           89,000,000

      Other                                                                            3,784,520            2,770,165
                                                                            --------------------- --------------------
                                                                                     210,284,520          202,970,165
      Less current installments                                                        1,396,074            1,389,530
                                                                            --------------------- --------------------
      Long-term debt, excluding current installments                                $208,888,446         $201,580,635
                                                                            ===================== ====================

          As of  December  31,  1998,  the Company  had  $100,000,000  in Senior
          Subordinated Notes outstanding with various institutional investors from an August 20, 1996 private offering. The notes, which mature on August 15, 2004, require semi-annual interest payments on February 15 and August 15 of each year at a rate of 10 3/4%. The notes were used to partially finance the Acquisition of the Company, as described in
          Note 1. In January 1997, the Company exchanged $100,000,000 of publicly registered 10 3/4% Senior Subordinated Notes due 2004 for the
          $100,000,000  outstanding  Senior  Subordinated  Notes due 2004. As of
          December  31,  1998,  the fair value of these notes was  approximately
          $97,900,000. As of December 31, 1997, the carrying amount of these notes approximated fair value.

          As of December 31, 1998, the Company had $88,000,000 in term loans outstanding under the Bank Credit Agreement dated August 26, 1996. The term loans, which bear interest at the Base Rate or the Adjusted
          Eurodollar  Rate,  as  defined  in the  Bank  Credit  Agreement  dated
          August 26, 1996 require quarterly interest payments and semi-annual principal payments from February 1, 1997 through August 1, 2003. The term loans were used to partially finance the acquisition of the Company, as described in Note 1. The Company has pledged substantially all of its assets, except real property and vehicles, to secure the term loans. As of December 31, 1998 and 1997, the carrying amount of these term loans approximates fair value.

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

                                                                     (Continued)

                    Prime Succession, Inc. and Subsidiaries

          Under the Revolving Loan section of the Bank Credit Agreement dated August 26, 1996, the Company may borrow up to $25,000,000 for general corporate purposes until August 26, 2001. The Revolving Loans bear interest at the Base Rate or the Adjusted Eurodollar Rate, as defined in the Bank Credit Agreement. As of December 31, 1998 there is a commitment fee of 0.5% on the unused portion of the credit line. There were outstanding letters of credit of approximately $825,000 and borrowings of $18 million on the line of credit bearing interest at 2.0% and 7.33%, respectively. There were outstanding letters of credit of approximately $4,100,000 and borrowings of $11,200,000 on the line of credit as of December 31, 1997. The Company also has a $500,000 bank credit line, renewable annually, for general corporate purposes which is exclusive of the revolving loan under the Bank Credit agreement dated August 26, 1996. At December 31, 1998, there were borrowings of $500,000 on the line of credit bearing interest at 7.75% and no borrowings as December 31, 1997. As of December 31, 1998 and 1997, the carrying amount of these instruments approximates fair value.

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

          The Company also has approximately $3,800,000 and $2,800,000 of other debt outstanding as of December 31, 1998 and 1997, respectively. Approximately $1,820,000 of this other debt, as of December 31, 1998, is due to former owners with rates ranging from 6% to 9%. Approximately $740,000 of other debt as of December 31, 1997 was due to former owners with a rate of 9%. As of December 31, 1998 and 1997, the fair value of other debt outstanding is not practicably determined due to the varying terms associated with such debt.

          In connection with the Acquisition (see Note 1), the Company defeased certain of its debt due to former owners for approximately $2,000,000 and recorded a purchase accounting adjustment of approximately $200,000. As of December 31, 1998 and 1997, approximately $1,140,000 and $1,700,000 of the former owner notes have been extinguished through defeasance, respectively.

          The approximate aggregate principal maturities of long-term debt for the five years ending December 31, 2003 and thereafter are as follows:

              1999                                   $  1,396,074
              2000                                      4,466,717
              2001                                     20,465,750
              2002                                     20,014,016
              2003 and thereafter                     163,941,963
                                                     ------------
                                                     $210,284,520
                                                     ============

                                                                     (Continued)

                     Prime Succession, Inc. and Subsidiaries

     (6) Long-Term Debt, Continued

          Interest paid on long-term debt was approximately $19,800,000, $19,300,000, $2,300,000 and $6,860,000 for year ended December 31,
          1998 and 1997, and the periods from August 26, 1996 through December 31, 1996 and from January 1, 1996 through August 25, 1996, respectively.

     (7) Shareholders' Equity

          As of December 31, 1998 and 1997, all of the outstanding shares of common stock of the Company are held by Prime Succession Holdings, Inc. (Holdings), the parent company.

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

     (8) Pre-arranged Funeral Contracts

          The Company  enters  into  contracts  with  customers  to  pre-arrange funeral services and merchandise at a fixed price. In certain arrangements, the Company receives payment on the contract from the customer. In turn, the Company invests in a variety of instruments to fund pre-arranged funeral and cremation services and the related merchandise sold but not delivered. Amounts trusted are invested primarily in investment grade debt securities and time deposits. Such investments are subject to the risk that the current market value may fall below cost. The market value of assets held in trust as of December 31, 1998 and 1997 was approximately $51,200,000 and $53,200,000. In the state of Alabama, which does not require pre-arranged funeral trusts, the Company invests in insurance contracts to cover the estimated future costs of fulfilling its pre-arranged funeral contracts. As of December 31, 1998 and 1997 the amount invested in insurance contracts was approximately $9,800,000 and $9,100,000.

          In December 1997, the Company entered into an agreement to transfer approximately $17,000,000 of assets held in trust to another trustee, that will invest the funds in life insurance. As a result, the Company earned a one time commission and fees of approximately $3,833,000, which was recorded as funeral revenue in 1997.



                                                                     (Continued)


                    Prime Succession, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements, Continued

          The Company has other arrangements under which the customer purchases an insurance policy which is assigned to the Company. The Company does not have control of these policies and is obligated to deliver the service at the fixed price only if the customer delivers the policy proceeds.

     (9) Income Taxes

          Income tax expense (benefit) consists of:
                                                                         Successor                  Predecessor
                                                                          Company                      Company
                                                 ----------------------------------------------  -------------------
                                                                                Period from         Period from
                                                       Year ended                August 26,          January 1,
                                                       December 31              1996 through        1996 through
                                                 -------------------------      December 31,         August 25,
                                                    1998         1997              1996                1996
                                                 ------------ ------------    -----------------  -------------------

         Federal:
                     Current                        $     --     $     --           $      --              $     --
                     Deferred                             --           --            (163,330)              138,887
         State:
                     Current                         363,959      136,903             (54,497)              209,569
                     Deferred                             --           --              21,961                16,340
                                                 ------------ ------------    ----------------   -------------------
                                                    $363,959     $136,903           $(195,866)             $364,796
                                                 ============ ============    =================  ===================







                                                                     (Continued)



                     Prime Succession, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, Continued


     (9) Income Taxes, Continued

          The differences between income taxes provided in the accompanying consolidated statements of operations and the amounts which would be computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes are as follows:


                                                                         Successor                  Predecessor
                                                                          Company                     Company
                                                -----------------------------------------------   ------------------
                                                                                 Period from          Period from
                                                        Year ended                August 26,          January 1,
                                                       December 31,              1996 through        1996 through
                                                ----------------------------     December 31,         August 25,
                                                    1998          1997              1996                 1996
                                                --------------- --------------  ---------------   ------------------
     Computed "expected" tax benefit              $(2,244,082)    $  95,251       $(1,069,431)        $(3,097,627)
     Increase (decrease) in taxes resulting
     from:
           Goodwill amortization                    1,012,929     1,235,793           536,610             211,146
           State taxes, net of federal income
              taxes                                   240,214        90,356           (21,474)            149,100
           Valuation allowance                      1,374,181      (789,571)          338,094           3,197,841
           Purchase price adjustments                      --      (529,956)               --                  --
           Other                                      (19,283)       35,030            20,335             (95,664)
                                                --------------- --------------  ---------------   ------------------
               Actual income tax expense
                 (benefit)                         $  363,959     $ 136,903         $(195,866)          $ 364,796
                                                =============== ==============  ===============   ==================
















                                                                     (Continued)


                     Prime Succession, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, Continued

     (9) Income Taxes, Continued

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                December 31,               December 31,
                                                                                    1998                       1997
                                                                           -----------------------    -----------------------
       Deferred tax assets:
       Net operating loss carryfoward                                                 $ 9,907,419                 $7,641,494
       Allowance for doubtful accounts                                                  2,271,867                  2,257,810
       Covenants not to compete and consulting agreements                               2,331,721                  1,813,013
       Deferred funeral charges                                                                --                    977,814
       Other accrued expenses                                                               1,067                    119,462
       Environmental reserve                                                              143,732                    211,720
       Other                                                                              215,525                    394,444
                                                                           -----------------------    -----------------------
                  Total gross deferred tax assets                                      14,871,331                 13,415,757
                  Less valuation allowance                                             10,993,374                  9,619,193
                                                                           -----------------------    -----------------------
                  Total deferred tax assets                                             3,877,957                  3,796,564
                                                                           -----------------------    -----------------------
       Deferred tax liabilities:
         Cemetery property, principally due to purchase accounting                     11,622,406                 11,734,089
         Property and equipment, principally due to purchase
           accounting and differences in depreciation                                   6,364,291                  6,413,368
         Goodwill, principally due to differences in amortization                       1,578,278                  1,695,721
         Deferred funeral revenues net of funeral charges and
           and capitalized preneed funeral expenditures                                   247,911                         --
                                                                           -----------------------    -----------------------
                  Total deferred tax liabilities                                       19,812,886                 19,843,178
                                                                           -----------------------    -----------------------
                  Net deferred tax liability                                          $15,934,929                $16,046,614
                                                                           =======================    =======================

          The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $10,993,374 and $9,619,193, respectively. The net change in total valuation allowance for the year ended December 31, 1998 and 1997 was an increase of $1,374,181 and a decrease of $789,571, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes the valuation allowance as of December 31, 1998 and 1997 is appropriate.

                                                                     (Continued)

                     Prime Succession, Inc. and Subsidiaries

     (9) Income Taxes, Continued

          Subsequently recognized tax benefits of $1,910,905 and $2,022,489 relating to the valuation allowance for deferred tax assets as of December 31, 1998 and 1997 will be allocated to goodwill.

          As of December 31, 1998 and 1997, the Company has a net operating loss carryforward of approximately $26,100,000 and $20,100,000 for Federal income tax purposes. If not used to offset future taxable income, the tax loss carryforward will expire in varying amounts from 2006 through 2019.

     (10) Leases

          The Company leases primarily funeral home facilities and vehicles under various noncancellable operating lease agreements. Approximate future minimum lease payments required under such operating leases with initial or remaining terms in excess of one year as of December 31, 1998 are as follows:

               1999                                             $     2,835,508
               2000                                                   2,522,404
               2001                                                   2,038,940
               2002                                                   1,574,131
               2003 and thereafter                                    5,191,404
                                                                 --------------
                                                                $    14,162,387
                                                                 ==============

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

          Rent expense paid under operating leases was approximately $3,020,000, $2,620,000, $1,030,000 and $1,930,000 for the years ended December 31,
          1998 and 1997, and the periods from August 26, 1996 through December 31, 1996 and from January 1, 1996 through August 25, 1996, respectively, of which approximately 10%, 14%, 14% and 15%, respectively, was paid to former owners currently employed by the Company.






                                                                     (Continued)

                    Prime Succession, Inc. and Subsidiaries

     (11) Employee Benefit Plan

          The Company has established a 401(k) plan for the benefit of its employees. All employees who have reached the age of 21, have one year of service with the Company and have worked a minimum of 1,000 hours in any given year are eligible. Employees may defer a maximum of 15% of their compensation, subject to IRS limitations. The Company will match 50% of the employees' contribution up to a maximum of 2% of their salary. Total expense recognized by the Company during the years ended December 31, 1998 and 1997, and the period from August 26, 1996 through December 31, 1996 and from January 1, 1996 through August 25, 1996 was approximately $250,000, $260,000, $62,000 and $95,000, respectively.

     (12) Commitments and Contingencies

          The Company and Batesville Casket Company, Inc. (BCC) entered into a Casket Supply Agreement dated January 1, 1992. The agreement, as amended, requires the Company to purchase caskets solely from BCC at current market prices through January 2004, to the extent BCC stocks those caskets required by the Company. Amounts purchased under this agreement were approximately $6,500,000, $8,000,000, $2,300,000 and
          $5,100,000 for the years ended December 31, 1998 and 1997, and the periods from August 26, 1996 through December 31, 1996 and from January 1, 1996 through August 25, 1996, respectively.

          The Company has accrued $378,000 and $537,000 as of December 31, 1998 and 1997 in other long-term liabilities as their best estimate of potential future environmental liabilities. The most significant components of this liability are storage tanks and septic tanks into which embalming fluids and other contaminants were discharged resulting in potential groundwater or soil contamination. The Company's current estimated range of costs as of December 31, 1998, for clean-up or removal is $250,000 to $500,000, with $378,000 representing the most probable costs which the Company expects to incur within the next five years.

          The Company is a party to legal proceedings in the ordinary course of its business but does not expect the outcome of any such proceedings to have a material adverse effect on the Company's financial position.

     (13) Segment Data

          Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The adoption of this statement did not impact the Company's consolidated financial position, results of operation or cash flows.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
              Financial Disclosure.

     Effective August 26, 1996, in connection with the engagement by the Company's new Management of KPMG LLP ("KPMG") as its auditor following the Acquisition, Ernst & Young LLP ("E&Y"), Old Prime's auditor prior to the Acquisition, was dismissed. The decision to appoint KPMG in replacement of E&Y as the Company's auditor was approved by the Board of Directors of the Company.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The current executive officers and directors of the Company, and their ages as of March 10, 1999, are as follows:

                  Name                              Age                          Position
                  ----                              ---                          --------
Gary L. Wright.......................................53       President and Chief Executive Officer, Director
Arthur J. Ansin......................................55       Chief Financial Officer, Secretary and Treasurer
Gregory M. Hilgendorf................................49       Senior Vice President, Operations
Joseph E. Franckewitz................................43       Vice President of Pre-Need Sales
Warren B. Rudman.....................................68       Director
Howard A. Lipson.....................................35       Director
David I. Foley.......................................31       Director
Chinh E. Chu.........................................32       Director
Peter K. Grunebaum...................................65       Director
Clifford R. Hinkle...................................50       Director
Morley G. Handford...................................61       Director



     Effective March 11, 1999, Mr. Myles S. Cairns' employment with the Company terminated.

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

     Arthur J. Ansin joined the Company as Chief Financial Officer, Secretary and Treasurer in March 1999. Mr. Ansin previously has served as Chief
Administrative Officer for Kitchens Etc., Vice President and Chief Financial Officer for Lauriat's Inc. and Vice President, Chief Financial Officer and Chief Information Officer for Wedlo, Inc.

     Gregory M. Hilgendorf is Senior Vice President, Operations. He has served as Eastern Regional Vice President of the Company since 1992, overseeing operations in Illinois, Indiana, Kentucky, Michigan, Minnesota and Wisconsin. He also has served as a member of the Company's Advisory Board and Senior Management Team. Prior to joining the Company, Mr. Hilgendorf served as President and owner of five Olson Funeral Homes from 1982 until its acquisition by the Company in 1992.

     Joseph E. Franckewitz joined the Company as Vice President of Pre-Need Sales in July 1996. Mr. Franckewitz previously served in various capacities at Gibraltar Mausoleum Corporation since 1989, including Regional Sales Manager in Brandon, Florida and Regional Sales Manager in Baltimore, Maryland.

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

     David I. Foley is a Vice President of The Blackstone Group L.P. and currently works in Blackstone's Principal Investment Group. Prior to joining Blackstone in 1995, Mr. Foley was with AEA Investors, Inc. and The Monitor Company.

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

     Clifford R. Hinkle served as President and a Director of Flagler Capital Corporation from its founding in 1992 and currently serves as Chief Executive Officer and Chairman of the Board of Directors of Flagler Holdings, Inc. since its formation in January 1996 and as Chairman, President and Chief Executive Officer of Hinkle & Company since 1992. Prior thereto, he was Executive Director of the State Board of Administration of Florida from 1987 to 1991. Mr. Hinkle also was a Director and President and Chief Executive Officer of MHI Group, Inc. from 1993 until its merger with Loewen Group in 1995. He currently serves on the Board of Directors of Commercial Net Lease Realty, Inc. and Integrated Orthopaedics, Inc.

     Morley G. Handford formerly served as Senior Vice President of Support Services for Viridian Inc. (previously Sherrit Inc.). He currently serves on the Board of Directors of Thermic Edge Corporation and United Way of Canada - Centraide Canada. He is also chairman of a scientific advisory committee for Luscar Ltd.

     Pursuant to the Stockholders' Agreement described in Item 13 below, Blackstone and Loewen designated five and two nominees, respectively, to the Board of Directors of Old Prime. Messrs. Wright, Rudman, Lipson, Foley and Chu were the nominees designated by Blackstone. Messrs. Grunebaum and Hinkle (neither of whom is an officer or a director of Loewen Group) were the nominees designated by Loewen. Pursuant to the Stockholders' Agreement, Loewen can designate one additional nominee. In 1998, Loewen designated Morley G. Handford as its nominee (whom is not an officer or director of Loewen Group). Each of Blackstone's and Loewen's nominees to the Board of Directors of Old Prime also was nominated to the Board of Directors of the Company.

     Directors of the Company (other than Directors who are employed by the Company or Blackstone) will receive $25,000 annually for their service as Directors plus the reimbursement of expenses. Such Directors will not receive a separate fee for service on committees of the Board. Directors of the Company who are employed by the Company or Blackstone will serve without compensation.



Item 11. Executive Compensation.

Summary Compensation Table

     The following table sets forth for the fiscal year ended December 31, 1998 the compensation earned by the Company to its Chief Executive Officer and each of the other most highly compensated executive officers of the Company.

                                                         Year
                                                        Ended                                    All Other
     Name and Principal Position                     December 31,    Salary        Bonus      Compensation(2)
     ---------------------------                     ------------    ------        -----      ---------------
     Gary L. Wright(1)                                   1998       $225,000      $ 50,000       $ 11,503
              President and Chief Executive              1997        225,000       199,708          9,055
              Officer, Director                          1996         82,471        50,000          2,077

     Myles S. Cairns(1)                                  1998       $225,000      $     --       $ 13,215
              Chief Financial Officer, Secretary,        1997        225,000       203,567          9,535
              Treasurer                                  1996         81,105        50,000          2,077

     Gregory M. Hilgendorf                               1998       $141,539      $ 20,000       $128,184
              Senior Vice President, Operations          1997        120,000        37,340        115,020
                                                         1996         93,462            --         96,388

     Peter D. Cooper                                     1998       $ 81,000      $  3,500       $  2,272
              Counsel                                    1997         84,000         6,644          1,855
                                                         1996        130,000            --            600

     Joseph E. Franckewitz                               1998       $181,000      $ 21,058       $ 11,036
              Vice President, Sales                      1997        156,000        52,626          9,515
                                                         1996         66,000        20,000          1,962



(1) For information concerning the compensation of the current executive officers of the Company, see "Employment Agreements" below.

(2) All Other Compensation includes amounts paid to the named executive officers which may be applied to the payment of medical, dental and life insurance benefits as well as consulting agreements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Upon consummation of the Acquisition on August 26, 1996, the company became a direct, wholly owned subsidiary of Old Prime. The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Old Prime:

              Name And Address Of Beneficial Owner         Number Of Shares        Percentage Of Common Stock
         ----------------------------------------------- ---------------------- ----------------------------------
         Blackstone Management Associates II L.L.C.(1)            764.70589                  76.5%
         Loewen Group International, Inc.(2)                      235.29411                  23.5%
         Gary L. Wright(8)                                           --                       --
         Warren B. Rudman(3)                                         --                       --
         Howard A. Lipson(4)                                         --                       --
         David I. Foley(4)                                           --                       --
         Chinh E. Chu(4)                                             --                       --
         Peter K. Grunebaum(5)                                       --                       --
         Clifford R. Hinkle(6)                                       --                       --
         Morley G. Handford(7)                                       --                       --
         Directors and executive officers as a                       --                       --
            group(8) (13 persons)


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

(2) The address for Loewen is 3190 Tremont Avenue, Trevose, Pennsylvania 19053-6693.

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

(5) Mr. Grunebaum's business address is c/o Fortrend International LLC, 805 Third Avenue, Suite 2300, New York, New York 10022.

(6) Mr. Hinkle's business address is c/o Flagler Holdings, Inc., 215 South Monroe Street, Suite 500, Tallahassee, Florida 32301.

(7)  Mr. Handford business address is 12532 28A Avenue, N.W.,  Edmonton,  AB T6J
     4C9.

(8) None of the named executive officers owns any shares of Old Prime Common Stock. Each of the executive officers of the Company holds a limited partnership interest in PSIM, the holder of 6.61765 shares (approximately 0.7%) of Old Prime Common Stock; however, such executive officers do not have voting or dispositive power with respect to such shares.

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

Administrative Services Agreement

     In connection with the Acquisition, the Company has engaged Loewen to provide certain administrative services and share certain resources (Loewen, in such capacity, being the "Administrative Services Provider") pursuant to the Administrative Services Agreement. Such services will include the licensing of, the maintenance of and the provision of training and other support services with respect to, software, hardware and other information systems; the provision of certain legal services, training and support services relating to certain types of regulatory compliance, risk management services, travel arrangement services and assistance and support with respect to environmental compliance and remediation efforts, and the granting of access to certain telecommunications equipment and services, as well as technical support therefore. In addition, the Administrative Services Provider will provide the Company with the ability to purchase supplies under certain of Loewen's supply agreements with third parties. Also pursuant to the Administrative Services Agreement, Loewen and the Company will contract for, to the extend feasible and cost-effective in particular markets, access to embalming facilities and automobile fleets.

     As compensation for services provided under the Administrative Services Agreement, the Administrative Services Provider receives from the Company, in cash, a fee (the "Administrative Services Fee") payable monthly in arrears and in an aggregate annual amount equal to $250,000 for the first year following the Acquisition Closing Date, which may be increased by 2.5% for each year thereafter until the termination of the Administrative Services Agreement. The Company is also required to reimburse the Administrative Services Provider for all out-of-pocket costs and expenses incurred by it from third parties in connection with performing the administrative services described in the Administrative Services Agreement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents Filed as Part of the Report. Consolidated financial statements and schedules of Prime Succession, Inc. and its subsidiaries filed as part of this report are listed on page 19 of this report.

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

          10.1(d)* Exclusive Supply Agreement dated January 1, 1998 between Batesville Casket Company, Inc., The Forethought Group, Forethought Life Insurance Company and Prime Succession, Inc.

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

          10.4* Credit Agreement dated as of August 26, 1996 among Prime Succession, Inc. (to be renamed Prime Succession Holdings, Inc.), Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.), Goldman, Sachs & Co., as syndication agent and arranging agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as administrative agent for such lenders

          10.4(a)* First Amendment to Credit Agreement dated as of September 30, 1998 among Prime Succession, Inc., Prime Succession Holdings, Inc., Goldman, Sachs Credit Partners, as syndication agent and arranging agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as administrative agent for such lenders

          10.5*     Letter   Agreement   dated  August  1,  1996  between  Prime
                    Succession   Acquisition   Corp.   (to  be   renamed   Prime
                    Succession, Inc.) and Gary Wright.

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

                                     PRIME SUCCESSION, INC.

                                     /s/ ARTHUR J. ANSIN
                                     ------------------------------------
                                     Arthur J. Ansin
                                     Chief Financial Officer, Secretary
March 10, 1999                       and Treasurer
-----------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     /s/ GARY L. WRIGHT
                                     ------------------------------------
                                     Gary L. Wright
March 10, 1999                       President, Chief Executive Officer
------------------------

                                     /s/ ARTHUR J. ANSIN
                                     ------------------------------------
                                     Arthur J. Ansin
                                     Chief Financial Officer, Secretary
                                     and Treasurer (principal financial
March 10, 1999                       officer; principal accounting officer)
------------------------


                                     /s/ WARREN B. RUDMAN
                                     ------------------------------------
                                     Warren B. Rudman
March 10, 1999                       Director
-------------------------

                                     /s/ HOWARD A. LIPSON
                                     ------------------------------------
                                     Howard A. Lipson
March 10, 1999                       Director
-------------------------

                                     /s/ DAVID I. FOLEY
                                     ------------------------------------
                                     David I. Foley
March 10, 1999                       Director
-------------------------

                                     /s/ CHINH E. CHU
                                     ------------------------------------
                                     Chinh E. Chu
March 10, 1999                       Director
-------------------------

                                     /s/ PETER K. GRUNEBAUM
                                     ------------------------------------
                                     Peter K. Grunebaum
March 10, 1999                       Director
--------------------------


                                     /s/ CLIFFORD R. HINKLE
                                     ------------------------------------
                                     Clifford R. Hinkle
March 10, 1999                       Director
-------------------------

                                     /s/ MORLEY G. HANDFORD
                                     ------------------------------------
                                     Morley G. Handford
March 10, 1999                       Director
-------------------------


                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                         Balance at      Charged to       Charged to                           Balance at
                                         Beginning         Costs &           Other                               End of
             Description                 of Period        Expenses        Accounts(1)      Deductions(2)         Period
Current - Allowance for
   contract cancellations and
   doubtful accounts:
         Year ended December 31,
                  1998                     $2,647,693          578,764               --         (1,139,937)      $2,086,520
                  1997                     $2,834,438          729,762               --           (916,507)      $2,647,693
                  1996                     $2,926,331          371,846          414,900           (878,639)      $2,834,438

Due after one year - Allowance
   for contract cancellations
   and doubtful accounts:
         Year ended December 31,
                  1998                     $3,288,268        5,232,303               --         (2,314,841)      $6,205,730
                  1997                     $2,731,216        2,487,730               --         (1,930,678)      $3,288,268
                  1996                       $240,704        1,590,125        1,977,607         (1,077,220)      $2,731,216


     (1) Revision of allowance resulting from purchase accounting and other adjustments.

     (2)  Write-off of doubtful accounts.




Exhibit 12

Prime Succession, Inc. and subsidiaries
Ratio of Earnings to Fixed Charges
(Dollars in Thousands)




                                  Successor Company                       Predecessor Company


                                                  Period from    Period from
                                                    Aug. 26         Jan. 1
                                                    through        through
                                                    Dec. 31,       Aug. 25,
                            1998         1997         1996          1996            1995          1994
                            ----         ----         ----          ----            ----          ----

Ratio of  Earnings
    to Fixed
    Charges
Earnings:
  Income (Loss)
    before income
    taxes                     (6,600)         280       (3,145)      (9,111)         (355)        (4,656)
  Add: Fixed
    charges, net              25,194       24,716        8,884       10,691        16,224         13,128
Income before
    income taxes
    and fixed
    charges, net              18,594       24,996        5,739        1,580        15,869          8,472
Fixed Charges:
  Total interest
    expense (1)               24,195       23,843        8,540       10,059        15,401         12,422
  Interest factor
    in rents (2)                 999          873          344          632           823            706
Total fixed
    charges                   25,194       24,716        8,884       10,691        16,224         13,128
Ratio of
    earnings to
    fixed charges                0.7          1.0          0.6          0.1           1.0            0.6
Coverage
    deficiency
    (surplus) (3)              6,600         (280)       3,145        9,111           355          4,656

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