Form 10-Q
period 1999-03-31
PRIME SUCCESSION INC
filed 1999-05-11
CIK 1023294

_______________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ______________________

                                    FORM 10-Q
                              _______________________

(Mark One)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     The number of outstanding shares of Common Stock as of April 30, 1999, was 100.


            _______________________________________________________

                                TABLE OF CONTENTS



Part I.       FINANCIAL  INFORMATION

              Item 1.      FINANCIAL  STATEMENTS:

              CONSOLIDATED  BALANCE  SHEETS
                  as of March 31, 1999 and December 31, 1998                                                             1

              CONSOLIDATED  STATEMENTS OF OPERATIONS
                  for the Three Months Ended March 31, 1999 and 1998                                                     3

              CONSOLIDATED  STATEMENTS  of  CASH  FLOWS
                  for the Three Months Ended March 31, 1999 and 1998                                                     4

              NOTES  to INTERIM CONSOLIDATED  FINANCIAL  STATEMENTS                                                      5

              Item 2.      MANAGEMENT'S  DISCUSSION  and  ANALYSIS
                           of  FINANCIAL  CONDITION  and  RESULTS  of  OPERATIONS                                        6


Part II.      OTHER  INFORMATION

              Item 5.      OTHER  INFORMATION                                                                           11

              Item 6.      EXHIBITS  and  REPORTS  on  FORM  8-K                                                        11


SIGNATURES                                                                                                              11



















                                       (i)


                                     Part I

Item 1.   Financial Statements



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  March 31, 1999             December 31, 1998
                                                                                  --------------             -----------------
                                                                                    (unaudited)
                                  Assets
                                  ------
Cash and cash equivalents                                                             $  2,387,329               $  1,146,670

  Receivables:
         Trade, less allowance of $2,156,399 and  $2,086,520                            14,725,872                 14,718,380
         Other                                                                             679,323                    998,020
                                                                                      ------------               ------------
                           Total current receivables                                    15,405,195                 15,716,400

Inventories:
         Merchandise                                                                     3,912,339                  3,582,912
         Cemetery lots and mausoleum spaces                                                884,206                  1,178,137
                                                                                      ------------               ------------
                           Total current inventories                                     4,796,545                  4,761,049
                                                                                      ------------               ------------
Prepaids and other current assets                                                          240,440                    607,407
Deferred income taxes                                                                      588,088                    588,088
                                                                                      ------------               ------------
                  Total current assets                                                  23,417,597                 22,819,614
                                                                                      ------------               ------------
Property and equipment:
         Land and land improvements                                                     16,505,502                 16,447,209
         Buildings and improvements                                                     49,514,030                 48,751,390
         Equipment, furniture and fixtures                                              10,550,270                 10,221,223
         Accumulated depreciation                                                       (6,674,892)                (5,906,519)
                                                                                      ------------               ------------
                  Net property and equipment                                            69,894,910                 69,513,303
                                                                                      ------------               ------------
Developed cemetery properties                                                           14,911,314                 14,660,921
Undeveloped cemetery properties                                                         30,992,379                 30,992,379
Goodwill, less accumulated amortization of $14,669,298 and $13,222,612                 216,619,231                218,065,917
Other intangible assets, less accumulated amortization of $10,970,863 and
         $9,953,607                                                                     18,156,326                 19,263,641
Long-term receivables, less allowance of $6,150,960 and $6,205,730                      14,342,870                 15,221,081
Other assets                                                                               609,221                    585,439
                                                                                      ------------               ------------
                                                                                      $388,943,848               $391,122,295
                                                                                      ============               ============


      See accompanying notes to interim consolidated financial statements.


                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                      March 31, 1999          December 31, 1998
                                                                                      --------------          -----------------
                                                                                        (unaudited)
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Accounts payable                                                                      $  1,896,096               $  2,031,580
Other accrued expenses                                                                   7,535,953                  9,708,454
Current installments of obligations under agreements with former owners                  2,817,923                  2,732,386
Current installments of long-term debt                                                   2,854,756                  1,396,074
Due to related party                                                                       145,833                     83,333
                                                                                      ------------               ------------
                                            Total current liabilities                   15,250,561                 15,951,827
                                                                                      ------------               ------------

Deferred merchandise liabilities and revenues, less trust fund deposits                 13,845,370                 14,384,071
Obligations under agreements with former owners, less current installments              11,748,476                 12,537,499
Long-term debt, less current installments                                              208,783,870                208,888,446
Deferred income taxes                                                                   16,523,017                 16,523,017
Other long-term liabilities                                                              3,498,380                  3,719,511

Shareholders' equity:
         Common stock, par value $.01 per share, 1,000 shares authorized;
                  100 issued and outstanding shares                                              1                          1
         Additional paid-in capital                                                    128,859,064                128,888,394
         Accumulated deficit                                                            (9,564,891)                (9,770,471)
                                                                                      ------------               ------------
                                            Total shareholders' equity                 119,294,174                119,117,924
                                                                                      ------------               ------------
                                                                                      $388,943,848               $391,122,295
                                                                                      ============               ============


      See accompanying notes to interim consolidated financial statements.




                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                        ---------
                                                                                                  1999               1998
                                                                                                  ----               ----
Revenues:
  Funeral services                                                                             $20,875,123        $20,614,212
  Cemetery sales                                                                                 4,919,002          5,970,361
                                                                                               -----------        -----------
                                                                                                25,794,125         26,584,573
Costs and expenses:
  Funeral homes                                                                                 12,682,276         12,732,156
  Cemetery                                                                                       3,276,903          3,978,459
                                                                                               -----------        -----------
                                                                                                15,959,179         16,710,615
Corporate general and administrative expenses                                                      832,606            727,045
Depreciation and amortization                                                                    2,926,411          2,842,055
                                                                                               -----------        -----------
Operating income                                                                                 6,075,929          6,304,858
                                                                                               -----------        -----------
Other expenses:
  Interest expense, including amortization of deferred loan costs
     of $438,423 and $438,473                                                                    5,852,077          6,106,074
                                                                                               -----------        -----------
Income before income taxes                                                                         223,852            198,784
Income tax expense                                                                                 (18,272)           (17,500)
                                                                                               -----------        -----------
Net income                                                                                     $   205,580        $   181,284
                                                                                               ===========        ===========

      See accompanying notes to interim consolidated financial statements.




                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                                   --------
                                                                                             1999             1998
                                                                                             ----             ----
Cash flows from operating activities:
  Net income                                                                             $   205,580       $   181,284
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                     3,364,834         3,415,466
         Depletion of cemetery property                                                      203,042           350,108
         Gain on sale of assets                                                              (62,245)               --
         Changes in operating assets and liabilities
                  net of effects of acquisition of subsidiaries:
                           Receivables (net)                                               1,189,415         2,703,232
                           Inventories                                                      (488,931)         (878,024)
                           Accounts payable and accrued expenses                          (2,307,985)       (4,525,285)
                           Deferred merchandise liabilities and revenue (net)               (640,272)         (743,761)
                           Other long-term liabilities                                      (221,131)        1,866,744
                           Other                                                             462,329            28,986
                                                                                         -----------       -----------
Net cash provided by operating activities                                                  1,704,636         2,398,750
                                                                                         -----------       -----------

Cash flows from investing activities:
  Proceeds from the disposal of assets                                                       141,373           319,506
  Purchases of property and equipment                                                     (1,255,970)         (710,236)
                                                                                         -----------       -----------
Net cash used in investing activities                                                     (1,114,597)         (390,730)
                                                                                         -----------       -----------

Cash flows from financing activities:
  Net proceeds (payments) of bank indebtedness under revolving loan                        2,000,000          (200,000)
  Payments on long-term debt                                                                (645,894)         (608,174)
  Payments on obligations under agreements with former owners                               (703,486)         (752,432)
                                                                                         -----------       -----------
Net cash provided by (used in) financing activities                                          650,620        (1,560,606)
                                                                                         -----------       -----------
Net increase in cash and cash equivalents                                                  1,240,659           447,414
Cash and cash equivalents at beginning of period                                           1,146,670         1,555,415
                                                                                         -----------       -----------
Cash and cash equivalents at end of period                                               $ 2,387,329       $ 2,002,829
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



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                                   (unaudited)



(1)  Interest expense includes amortization of deferred loan costs as follows:

                             Three Months Ended
                                 March 31,
                                 ---------
                       1999                      1998
                       ----                      ----
                     $438,423                  $438,473

(2) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1998 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of March 31, 1999. All such adjustments are of a normal recurring nature.

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

     The Company provides merchandise and services in both the funeral and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of March 31, 1999, the Company through its subsidiaries owns and operates 143 funeral homes and 20 cemeteries in 20 states, primarily in non-urban areas of the United States. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries. The Company's consolidated revenues were $25.8 million and $26.6 million for the three months ended March 31, 1999 and 1998, respectively. Sales of funeral services of $20.9 million and cemetery sales of $4.9 million accounted for approximately 81.0% and 19.0%, respectively, of total net sales for the three months ended March 31, 1999.

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


Results of Operations

     The  Company's  operations  are  detailed  below for the three months ended
March 31, 1999 and 1998 expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings from operations and expenses other than income taxes are presented as a percentage of revenue.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

                                                            Three Months Ended           Three Months Ended
                                                                 March 31,                   March 31,
                                                                 ---------                   ---------
                                                            1999            1998         1999           1998
                                                            ----            ----         ----           ----
                                                           (millions of dollars)              (percent)
Revenue
         Funeral                                             $20.9         $20.6        81.0%           77.4%
         Cemetery                                              4.9           6.0        19.0            22.6
                                                             -----         -----       ------          ------
                  Total                                      $25.8         $26.6       100.0%          100.0%
                                                             =====         =====       ======          ======
Gross Margin
         Funeral                                             $ 8.2         $ 7.8        39.2%           37.9%
         Cemetery                                              1.6           2.0        32.7            33.3
                                                             -----         -----
                  Total                                        9.8           9.8        38.0            36.8
Expenses
         Corporate general and administrative                  0.8           0.7         3.1             2.6
         Depreciation and amortization                         2.9           2.8        11.2            10.5
                                                             -----         -----
Earnings From Operations                                       6.1           6.3        23.6            23.7
         Interest on long-term debt                            5.9           6.1        22.9            22.9
                                                             -----         -----
Income Before Income Taxes                                     0.2           0.2         0.8             0.8
         Income taxes                                           --            --          --              --
                                                             -----         -----
Net income                                                   $ 0.2         $ 0.2         0.8%            0.8%
                                                             =====         =====


     Consolidated revenues decreased 3.0% to $25.8 million for the three months ended March 31, 1999 compared to $26.6 million in the corresponding period for 1998, with funeral service revenues increasing 1.5% to $20.9 million compared to $20.6 million in the corresponding period in 1998, and cemetery revenues decreasing 18.3% to $4.9 million compared to $6.0 million in the corresponding period for 1998. Funeral revenues increased primarily as a result of increased pricing and enhanced merchandising. Cemetery revenues decreased primarily due to a restructuring of pre-need commission rates and decline in sales force.
Consolidated operating income decreased from $6.3 million for the three months ended March 31, 1998, to $6.1 million for the three months ended March 31, 1999.



     Consolidated contribution margin of $9.8 million remained constant for the three months ended March 31, 1999 and 1998, with funeral contribution margin of 39.2% for the three months ended March 31, 1999 compared to 37.9% for the three months ended March 31, 1998 and cemetery contribution margin of 32.7% for the three months ended March 31, 1999 compared to 33.3% for the corresponding period in 1998. Funeral contribution margin increased primarily as a result of a cost reduction plan placed in effect during the third quarter of 1998. Cemetery contribution margin decreased due to a decline in pre-need sales. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

     Corporate general and administrative expense increased to $0.8 million for the three months ended March 31, 1999 from $0.7 million for the corresponding period in 1998. As a percentage of consolidated revenue, general and administrative expense increased to 3.1% in 1999 from 2.6% for the corresponding period in 1998. Corporate general and administrative expense increased primarily due to personnel changes in the first quarter of 1999.

     Depreciation and amortization expense increased $0.1 million to $2.9 million for the three months ended March 31, 1999 compared to $2.8 million for the corresponding period in 1998. The increase is primarily the result of increased depreciation on capital expenditures.

     Interest expense of $5.9 million for the three months ended March 31, 1999 decreased by $0.2 million compared to $6.1 million for the corresponding period in 1998, primarily as a result of pricing reductions on existing debt. Pricing reduction or premium is determined quarterly and is based on the Company's ability to achieve certain ratios set forth in the Bank Credit Agreement.


Liquidity and Capital Resources

     The Company's primary sources of cash since 1996 have been funds provided by operations and proceeds from additional long-term debt. As of March 31, 1999, the Company had a net working capital surplus of $8.2 million and a current ratio of 1.54:1, compared to a net working capital surplus of $6.9 million and a current ratio of 1.43:1 as of December 31, 1998.

     The primary uses of cash since 1996 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In the three months ended March 31, 1999 and 1998, the Company made no acquisitions.

     In the three months ended March 31, 1999 and 1998, the Company used $1.3 million and $0.7 million for capital expenditures, respectively. In the three months ended March 31, 1999 and 1998, the Company paid $0.6 million in principal payments on long-term debt. Payments relating principally to repayment of former owner obligations for the three months ended March 31, 1999 and 1998 were $0.7 million and $0.8 million, respectively. In the three months ended March 31, 1999 the Company borrowed $2.0 million on its revolving line of credit compared to a repayment of $0.2 million for the same period in 1998.

     The Company estimates that capital expenditures net of estimated disposals of $2.0 million in 1999 to be used in part for the repair and improvement of existing facilities. The Company also expects to invest approximately $0.5 million in 1999 for cemetery inventory development.

     Contemporaneously with the consummation of the Acquisition, the Company entered into senior secured credit facilities (the "Bank Credit Facilities") with a syndicate of financial institutions and The Bank of Nova Scotia, as administrative agent.

     The Bank Credit Facilities provided the Company with senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $90.0 million, the proceeds of which were used to finance the Acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25.0 million, the proceeds of which may be used for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. The Bank Term Facility will mature 7 years after the Acquisition Closing Date, and the Bank Revolving Facility will mature 5 years after the Acquisition Closing Date. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1.0 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $4.0 million in the fourth year after the Bank Closing; $9.0 million in the fifth year after the Bank Closing; $12.5 million in the sixth year after the Bank Closing and $61.5 million upon the maturity of the Bank Term Facility. The Revolving Credit Facility will be payable in full at maturity, with no prior amortization.

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

     In connection with the Acquisition, the Company also issued $100.0 million of 10 3/4% Senior Subordinated Notes due 2004, which were exchanged in January 1997 for $100.0 million of 10 3/4% Senior Subordinated Notes due 2004 (the "Notes") that were registered under the Securities Act of 1933. The Notes mature on August 15, 2004. Interest on the Notes is payable semi-annually on February 15 and August 15 at the annual rate of 10 3/4%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after August 15, 2000, at prices ranging from 105.375% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the Acquisition.

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

     As of March 31, 1999, the Company had approximately $212.0 million of indebtedness outstanding and approximately $3.2 million of borrowing availability under the Revolving Credit Facility. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Revolving Credit Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

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

     The Company's State of Readiness. The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology (IT) systems and non-IT systems into Year 2000 compliance by the end of the second quarter of 1999. The Company has divided its systems into (i) critical systems, consisting of IT systems, and (ii) non-critical systems, consisting of a mixture of IT and non-IT systems. Each system will be evaluated and brought into compliance in five phases:

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

     The Company's systems used to maintain financial records were either found to be compliant or have completed Phases I through V. As a result, 100% of these critical systems are currently compliant. All of the Company's other critical systems have completed Phase II, and ninety percent were found to be compliant. The remaining non-compliant critical systems have completed Phases III and IV and commenced Phase V, with a scheduled completion during the second quarter of 1999.

     Ninety percent of the Company's non-critical systems have completed Phase II and were either found to be compliant or made compliant by completing Phases III through V. The Company anticipates that the remaining non-critical systems will be evaluated and brought into compliance by the end of the second quarter of 1999.

     In addition, the Company has communicated with all of its significant vendors, financial institutions and insurers to determine the extent to which these third parties' failure to resolve their Year 2000 issues could affect the Company's operations. The Company has received indication that its significant suppliers expect to be Year 2000 compliant prior to the end of the second quarter of 1999. The Company expects to complete its evaluation of third parties' compliance by the end of the second quarter of 1999.

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

     The Company's Contingency Plan. Although the Company believes that its Year 2000 compliance plan is adequate to achieve full system operation on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' non-compliance. The Company anticipates completing its contingency plan by the end of the second quarter of 1999.

                                    PART II

ITEM 5 - OTHER INFORMATION

Forward-Looking Statements

     Certain   statements  in  this  Quarterly   Report  on  Form  10-Q  include
"forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, plans to increase revenues, reduce general and administrative expense and take advantage of synergies, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     The Exhibits, as shown in the "Index of Exhibits", attached hereto as pages 12 and 13, are filed as a part of this Report.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        PRIME SUCCESSION, INC.

                                                        /s/ ARTHUR J. ANSIN
                                                        Arthur J. Ansin
                                                        Chief Financial Officer,
                                                        Secretary and Treasurer
April 30, 1999

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

            10.4(a)* First Amendment to Credit Agreement dated September 30, 1998 among Prime Succession, Inc. (formerly known as
                        Prime Succession Acquisition Corp.), Prime Succession Holdings, Inc. (formerly known as Prime Succession, Inc.), Goldman Sachs Credit Partners L.P., as syndication agent and arranging agent, and The Bank of Nova Scotia as administrative agent.

            10.5*       Letter  Agreement  dated  August 1, 1996  between  Prime
                        Succession   Acquisition  Corp.  (to  be  renamed  Prime
                        Succession, Inc.) and Gary Wright.

      (a)    Exhibit
             Number                         Document Description



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


      (b)         Reports on Form 8-K

                        None



Exhibit 12

Prime  Succession,  Inc. and subsidiaries
Ratio of Earnings to Fixed Charges
(Dollars in Thousands)


                                                             Three Months Ended
                                                                 March 31,
                                                        -----------------------------

                                                             1999          1998
                                                             ----          ----
Ratio of Earnings to
Fixed Charges


Earnings:
     Income before income taxes                                224            199
     Add:  Fixed charges, net                                6,092          6,375

Income before income taxes and fixed charges,
     net                                                     6,316          6,574

Fixed Charges:
     Total interest expense (1)                              5,852          6,106
     Interest factor in rents (2)                              240            269

           Total fixed charges                               6,092          6,375

Ratio of earnings to fixed charges                            1.04           1.03

Coverage surplus (3)                                           224            199

FN

(1)  Total interest expense for each period includes amortization of loan costs.

(2) Interest factor in rents represents one-third of rent expense, which is considered representative of the interest factor.

(3) The Company's earnings are adequate to cover fixed charges for all periods indicated above. Coverage surplus represents the excess of income before income taxes and fixed charges, net over fixed charges.

