Form 10-Q
period 1999-06-30
PRIME SUCCESSION INC
filed 1999-08-13
CIK 1023294

_______________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                    FORM 10-Q
                             _______________________

(Mark One)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     The number of outstanding shares of Common Stock as of July 30, 1999, was 100.


             _______________________________________________________




                                                           TABLE OF CONTENTS

                                                                                                                      Page
Part I.       FINANCIAL  INFORMATION

              Item 1.      FINANCIAL  STATEMENTS:

              CONSOLIDATED  BALANCE  SHEETS
                  as of June 30, 1999 and December 31, 1998                                                              1

              CONSOLIDATED  STATEMENTS OF OPERATIONS
                  for the Three Months Ended June 30, 1999 and 1998                                                      3
                  and the Six Months Ended June 30, 1999 and 1998

              CONSOLIDATED  STATEMENTS  of  CASH  FLOWS
                  for the Six Months Ended June 30, 1999 and 1998                                                        4

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





















                                       (i)


                                     PART I

ITEM 1.   FINANCIAL STATEMENTS



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  June 30, 1999           December 31, 1998
                                                                                  -------------           -----------------
                                                                                   (unaudited)
                                   Assets
                                   ------
Cash and cash equivalents                                                         $    838,221               $  1,146,670
  Receivables:
         Trade, less allowance of $1,461,500 and  $2,086,520                        13,773,884                 14,718,380
         Other                                                                       1,160,737                    998,020
                                                                                  ------------               ------------
                  Total current receivables                                         14,934,621                 15,716,400
                                                                                  ------------               ------------

Inventories:
         Merchandise                                                                 3,977,819                  3,582,912
         Cemetery lots and mausoleum spaces                                            860,132                  1,178,137
                                                                                  ------------               ------------
                  Total current inventories                                          4,837,951                  4,761,049
                                                                                  ------------               ------------

Prepaids and other current assets                                                      181,375                    607,407
Deferred income taxes                                                                  588,088                    588,088
                                                                                  ------------               ------------
                  Total current assets                                              21,380,256                 22,819,614
                                                                                  ------------               ------------

Property and equipment:
         Land and land improvements                                                 16,520,594                 16,447,209
         Buildings and improvements                                                 50,021,755                 48,751,390
         Equipment, furniture and fixtures                                          10,587,401                 10,221,223
         Accumulated depreciation                                                   (7,309,496)                (5,906,519)
                                                                                  ------------               ------------
                  Net property and equipment                                        69,820,254                 69,513,303
                                                                                  ------------               ------------
Developed cemetery properties                                                       14,776,986                 14,660,921
Undeveloped cemetery properties                                                     30,992,379                 30,992,379
Goodwill, less accumulated amortization of $16,165,056 and $13,222,612             215,123,473                218,065,917
Other intangible assets, less accumulated amortization of $12,007,473 and
         $9,953,607                                                                 17,160,364                 19,263,641
Long-term receivables, less allowance of $5,299,302 and $6,205,730                  14,181,191                 15,221,081
Other assets                                                                           808,254                    585,439
                                                                                  ------------               ------------
                                                                                  $384,243,157               $391,122,295
                                                                                  ============               ============


      See accompanying notes to interim consolidated financial statements.



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                     June 30, 1999        December 31, 1998
                                                                                     -------------        -----------------
                                                                                      (unaudited)
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Accounts payable                                                                      $  1,356,572           $  2,031,580
Other accrued expenses                                                                   9,721,711              9,708,454
Current installments of obligations under agreements with former owners                  2,788,511              2,732,386
Current installments of long-term debt                                                   2,974,372              1,396,074
Due to related party                                                                       208,333                 83,333
                                                                                      ------------           ------------
                                            Total current liabilities                   17,049,499             15,951,827
                                                                                      ------------           ------------

Deferred merchandise liabilities and revenues, less trust fund deposits                 12,897,192             14,384,071
Obligations under agreements with former owners, less current installments              11,113,750             12,537,499
Long-term debt, less current installments                                              206,583,301            208,888,446
Deferred income taxes                                                                   16,523,017             16,523,017
Other long-term liabilities                                                              3,351,011              3,719,511

Shareholders' equity:
         Common stock, par value $.01 per share, 1,000 shares authorized;
                  100 issued and outstanding shares                                              1                      1
         Additional paid-in capital                                                    128,767,633            128,888,394
         Accumulated deficit                                                           (12,042,247)            (9,770,471)
                                                                                      ------------           ------------
                                            Total shareholders' equity                 116,725,387            119,117,924
                                                                                      ------------           ------------
                                                                                      $384,243,157           $391,122,295
                                                                                      ============           ============


      See accompanying notes to interim consolidated financial statements.



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)


                                                     Three Months Ended                          Six Months Ended
                                                          June 30,                                   June 30,
                                                          --------                                   --------
                                                  1999                1998                    1999                   1998
                                                  ----                ----                    ----                   ----
Revenues:
  Funeral services                            $ 18,052,753        $ 18,489,610           $ 38,927,876          $ 39,103,822
  Cemetery sales                                 4,247,818           6,623,629              9,166,820            12,593,990
                                              ------------        ------------           ------------          ------------
                                                22,300,571          25,113,239             48,094,696            51,697,812
Costs and expenses:
  Funeral homes                                 12,385,593          12,371,809             25,067,869            25,103,965
  Cemetery                                       2,629,352           4,411,310              5,906,255             8,389,769
                                              ------------        ------------           ------------          ------------
                                                15,014,945          16,783,119             30,974,124            33,493,734
Corporate general and
     administrative expenses                       861,241             813,101              1,693,847             1,540,146
Depreciation and amortization                    2,867,179           2,827,393              5,793,590             5,669,448
                                              ------------        ------------           ------------          ------------
Operating income                                 3,557,206           4,689,626              9,633,135            10,994,484
Other expenses:
  Interest expense, including
  amortization of deferred loan
  costs (see Note 1)                             6,003,090           6,076,670             11,855,167            12,182,744
                                              ------------        ------------           ------------          ------------
Loss before income taxes                        (2,445,884)         (1,387,044)            (2,222,032)           (1,188,260)
Income tax expense                                 (31,472)            (20,000)               (49,744)              (37,500)
                                              ------------        ------------           ------------          ------------
Net loss                                      $ (2,477,356)       $ (1,407,044)          $ (2,271,776)         $ (1,225,760)
                                              ============        ============           ============          ============

      See accompanying notes to interim consolidated financial statements.













                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                                   --------
                                                                                             1999              1998
                                                                                             ----              ----
Cash flows from operating activities:
  Net loss                                                                              $ (2,271,776)     $ (1,225,760)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                                     6,681,115         6,546,394
         Depletion of cemetery property                                                      393,942           659,552
         (Gain) loss on sale of assets                                                       (28,127)           21,364
         Provision for deferred income taxes                                                      --            (7,653)
          Changes in operating assets and liabilities
                  net of effects of acquisition of subsidiaries:
                           Receivables (net)                                               1,821,668        (1,215,629)
                           Inventories                                                      (586,908)         (677,280)
                           Accounts payable and accrued expenses                            (661,751)       (1,931,348)
                           Deferred merchandise liabilities and revenue (net)             (1,690,022)           (6,062)
                           Other long-term liabilities                                      (368,500)        1,354,818
                           Other                                                              252,791           29,138
                                                                                         ------------      -----------
Net cash provided by operating activities                                                   3,542,432        3,547,534
                                                                                         ------------      -----------

Cash flows from investing activities:
     Proceeds from the disposal of assets                                                     150,768          449,144
     Purchases of property and equipment                                                   (1,900,989)      (1,735,844)
     Net cash received for sale of business                                                        --          250,000
     Net cash paid for purchase of business                                                        --         (400,000)
                                                                                          -----------      -----------
Net cash used in investing activities                                                      (1,750,221)      (1,436,700)

Cash flows from financing activities:
     Net payments of bank indebtedness under revolving loan                                        --         (700,000)
     Payments on long-term debt                                                              (733,036)        (644,632)
     Payments on obligations under agreements with former owners                           (1,367,624)      (1,256,664)
                                                                                          -----------      -----------
Net cash used in financing activities                                                      (2,100,660)      (2,601,296)
                                                                                          -----------      -----------
Net decrease in cash and cash equivalents                                                    (308,449)        (490,462)
Cash and cash equivalents at beginning of period                                            1,146,670        1,555,415
                                                                                          -----------      -----------
Cash and cash equivalents at end of period                                                $   838,221      $ 1,064,953


      See accompanying notes to interim consolidated financial statements.



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                                   (unaudited)



(1)  Interest expense includes amortization of deferred loan costs as follows:


                             Three Months Ended                                  Six Months Ended
                                  June 30,                                           June 30,
                                  --------                                           --------
                       1999                      1998                     1999                     1998
                       ----                      ----                     ----                     ----
                      $449,102                  $438,473                 $887,525                 $876,946

(2) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1998 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of June 30, 1999. All such adjustments are of a normal recurring nature.


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

     The Company provides merchandise and services in both the funeral and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of June 30, 1999, the Company through its subsidiaries owns and operates 142 funeral homes and 20 cemeteries in 19 states, primarily in non-urban areas of the United States. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries. The Company's consolidated revenues were $48.1 million and $51.7 million for the six months ended June 30, 1999 and 1998, respectively. Sales of funeral services of $38.9 million and cemetery sales of $9.2 million accounted for approximately 80.9% and 19.1%, respectively, of total net sales for the six months ended June 30, 1999.

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



Results of Operations

     The Company's operations are detailed below for the three months and the six months ended June 30, 1999 and 1998 expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings from operations and expenses other than income taxes are presented as a percentage of revenue.
Income taxes are presented as a percentage of losses before income taxes.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

                                                              Three Months Ended           Three Months Ended
                                                                   June 30,                     June 30,
                                                                   --------                     --------
                                                             1999            1998         1999           1998
                                                             ----            ----         ----           ----
                                                             (millions of dollars)             (percent)
                                                             ---------------------             ---------
Revenue
         Funeral                                             $18.1           $18.5         81.0%           73.7%
         Cemetery                                              4.2             6.6         19.0            26.3
                                                             -----           -----        ------          ------
                  Total                                      $22.3           $25.1        100.0%          100.0%
                                                             =====           =====        ======          ======
Gross Margin
         Funeral                                             $ 5.7           $ 6.1         31.5%           33.0%
         Cemetery                                              1.6             2.2         38.1            33.3
                                                             -----           -----
                  Total                                        7.3             8.3         32.7            33.1
Expenses
         Corporate general and administrative                  0.9             0.8          4.0             3.2
         Depreciation and amortization                         2.9             2.8         13.0            11.2
                                                             -----           -----
Earnings From Operations                                       3.5             4.7         15.7            18.7
         Interest on long-term debt                            6.0             6.1         26.9            24.3
                                                             -----           -----
Income Before Income Taxes                                    (2.5)           (1.4)       (11.2)           (5.6)
         Income taxes                                           --              --           --              --
                                                             -----           -----
Net income                                                   $(2.5)          $(1.4)       (11.2)%          (5.6)%
                                                             =====           =====

     Consolidated revenues decreased 11.2% to $22.3 million for the three months ended June 30, 1999 compared to $25.1 million in the corresponding period for 1998, with funeral service revenues decreasing 2.2% to $18.1 million compared to $18.5 million in the corresponding period in 1998, and cemetery revenues decreasing 36.4% to $4.2 million compared to $6.6 million in the corresponding period for 1998. Funeral and cemetery revenues decreased primarily due to a restructuring of pre-need commission rates and decline in sales force. Consolidated operating income decreased from $4.7 million for the three months ended June 30, 1998, to $3.5 million for the three months ended June 30, 1999.

     Consolidated contribution margin of $7.3 million decreased 12.0% for the three months ended June 30, 1999 from $8.3 million for the three months ended June 30, 1998. Consolidated contribution margin decreased primarily as a result of restructuring of pre-need commission rates and decline in sales force which decreased both funeral and cemetery revenues. Funeral contribution margin was 31.5% for the three months ended June 30, 1999 compared to 33.0% for the three months ended June 30, 1998 and cemetery contribution margin of 38.1% for the three months ended June 30, 1999 compared to 33.3% for the corresponding period in 1998. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).


     Corporate general and administrative  expense increased to $0.9 million for the three months ended June 30, 1999  compared to $0.8 million at June 30, 1998.
As a percentage of  consolidated  revenue,  general and  administrative  expense increased  to 4.0% in 1999  from  3.2%  for the  corresponding  period  in 1998.
Corporate  general  and  administrative   expense  increased  primarily  due  to
personnel changes.

     Depreciation and amortization expense increased $0.1 million to $2.9 million for the three months ended June 30, 1999 compared to $2.8 million for the corresponding period in 1998. The increase is primarily the result of increased depreciation on capital expenditures.

     Interest expense of $6.0 million for the three months ended June 30, 1999 decreased by $0.1 million compared to $6.1 million for the corresponding period in 1998, primarily as a result of principal repayment on existing debt.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

                                                           Six months ended               Six months ended
                                                              June 30,                       June 30,
                                                              --------                       --------
                                                         1999            1998           1999           1998
                                                         ----            ----           ----           ----
                                                         (millions of dollars)               (percent)
                                                         ---------------------               ---------
Revenue
         Funeral                                         $38.9           $39.1        80.9%          75.6%
         Cemetery                                          9.2            12.6        19.1           24.4
                                                         -----           -----       ------         ------
                  Total                                  $48.1           $51.7       100.0%         100.0%
                                                         =====           =====       ======         ======
Gross Margin
         Funeral                                         $13.9           $14.0        35.7%          35.8%
         Cemetery                                          3.2             4.2        34.8           33.3
                                                         -----           -----
                  Total                                   17.1            18.2        35.6           35.2
Expenses
         General and administrative                        1.7             1.5         3.5            2.9
         Depreciation and amortization                     5.8             5.7        12.0           11.0
                                                         -----           -----
Earnings From Operations                                   9.6            11.0        20.0           21.3
         Interest on long-term debt                       11.8            12.2        24.5           23.6
                                                         -----           -----
Loss Before Income Taxes                                  (2.2)           (1.2)       (4.6)          (2.3)
         Income taxes                                      0.1              --        (5.0)            --
                                                         -----           -----
Net Loss                                                 $(2.3)          $(1.2)       (4.8)%         (2.3)%


     Consolidated revenues decreased 7.0% to $48.1 million for the six months ended June 30, 1999 compared to $51.7 million in the corresponding period for 1998, with funeral service revenues decreasing 0.5% to $38.9 million compared to $39.1 million in the corresponding period in 1998, and cemetery revenues decreasing 26.9% to $9.2 million compared to $12.6 million in the corresponding period for 1998. Funeral and cemetery revenues decreased primarily due to a restructuring of pre-need commission rates and decline in sales force. Consolidated operating income decreased from $11.0 million for the six months ended June 30, 1998, to $9.6 million for the six months ended June 30, 1999.

     Consolidated contribution margin of $17.1 million decreased 6.0% for the six months ended June 30, 1999 from $18.2 million for the six months ended June 30, 1998. Consolidated contribution margin decreased primarily as a result of restructuring of pre-need commission rates and decline in sales force which decreased both funeral and cemetery revenues. Funeral contribution margin was 35.7% for the six months ended June 30, 1999 compared to 35.8% for the six months ended June 30, 1998 and cemetery contribution margin of 34.8% for the six months ended June 30, 1999 compared to 33.3% for the corresponding period in 1998. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

     Corporate general and administrative expense increased to $1.7 million for the six months ended June 30, 1999 from $1.5 million for the corresponding period in 1998. As a percentage of consolidated revenue, general and administrative expense increased to 3.5% in 1999 from 2.9% for the corresponding period in 1998. Corporate general and administrative expense increased primarily due to personnel changes.

     Depreciation and amortization expense increased $0.1 million to $5.8 million for the six months ended June 30, 1999 compared to $5.7 million for the corresponding period in 1998. This increase is primarily the result of increased depreciation on capital expenditures.

     Interest expense of $11.8 million for the six months ended June 30, 1999 decreased by $0.4 million compared to $12.2 million for the corresponding period in 1998, primarily as a result of principal repayments on existing debt.


Liquidity and Capital Resources

     The Company's primary sources of cash since 1995 have been funds provided by operations and proceeds from additional long-term debt and capital contributions. As of June 30, 1999, the Company had a net working capital surplus of $4.3 million and a current ratio of 1.25:1, compared to a net working capital surplus of $6.9 million and a current ratio of 1.43:1 as of December 31, 1998.

     The primary uses of cash since 1995 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In the six months ended June 30, 1998, the Company acquired one funeral home. The Company made no acquisitions in the six months ended June 30, 1999.

     In the six months ended June 30, 1999 and 1998, the Company used $1.9 million and $1.7 million for capital expenditures, respectively. In the six months ended June 30, 1999, the Company paid $0.7 million in principal payments on long-term debt compared to $0.6 million in the corresponding period in 1998. In the six months ended June 30, 1998, the Company repaid a net of $0.7 million on its revolving line of credit. The Company had a net repayment/borrowing on its revolving line of credit of zero for the same period in 1999.

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

     As of June 30, 1999, the Company had approximately $209.6 million of indebtedness outstanding and approximately $5.2 million of borrowing availability under the Revolving Credit Facility. On July 14, 1999, the State of Florida approved the Company's application to change its method of funding pre-need merchandise liabilities from trust funds to surety bonds, thus allowing the Company to replace approximately $6.0 million of trust funds with a surety bond of $8.5 million. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Revolving Credit Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

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

o Phase II:  Assessment  -  Identify  and  evaluate  all  systems  for Year 2000 compliance

o Phase III: Compliance - Complete necessary Year 2000 modifications

o Phase IV:  Testing - Test all modified systems for Year 2000 compliance

o Phase V:   Implementation - Return  Year  2000  compliance  systems  to daily operation

     The Company's systems used to maintain financial records were either found to be compliant or have completed Phases I through V. As a result, 100% of these critical systems are currently compliant. All of the Company's other critical and non-critical systems have also completed Phase V.

     In addition, the Company has communicated with all of its significant vendors, financial institutions and insurers to determine the extent to which these third parties' failure to resolve their Year 2000 issues could affect the Company's operations. The Company has received indication that its significant suppliers expect to be Year 2000 compliant prior to the end of the second quarter of 1999. The Company has completed its evaluation of third parties' compliance.

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

     The Company's Contingency Plan. Although the Company believes that its Year 2000 compliance plan is adequate to achieve full system operation on a timely basis, the Company has developed a contingency plan to address the possibility of the Company's and third parties' non-compliance.

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


                                                 PRIME SUCCESSION, INC.

                                                 /s/ ARTHUR J. ANSIN
                                                 -----------------------
                                                 Arthur J. Ansin
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
July 30, 1999

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

10.5* Letter Agreement dated August 1, 1996 between Prime Succession Acquisition Corp. (to be renamed Prime Succession, Inc.) and Gary Wright.

(a)    Exhibit
       Number                  Document Description
       -------                 --------------------



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

* Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599).


(b)            Reports on Form 8-K

                    None



Exhibit 12
Prime  Succession,  Inc. and subsidiaries
Ratio of Earnings to Fixed Charges
(Dollars in Thousands)


                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                        --------------------------------------------------------

                                                           1999          1998            1999          1998
                                                           ----          ----            ----          ----

         Ratio of Earnings to
            Fixed Charges

         Earnings:
            Loss before income taxes                      (2,446)       (1,387)         (2,222)       (1,188)
            Add:  Fixed charges, net                       6,258         6,303          12,350        12,678

         Income before income taxes and fixed charges,
         net                                               3,812         4,916          10,128        11,490

         Fixed Charges:
            Total interest expense (1)                     6,003         6,077          11,855        12,183
            Interest factor in rents (2)                     255           226             495           495

                   Total fixed charges                     6,258         6,303          12,350        12,678

         Ratio of earnings to fixed charges                 0.61          0.78            0.82          0.91

         Coverage deficiency (3)                           2,446         1,387           2,222         1,188

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
