Form 10-Q
period 1999-09-30
PRIME SUCCESSION INC
filed 1999-11-15
CIK 1023294

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
                             -----------------------

(Mark One)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

    [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________
                      COMMISSION FILE NUMBER _____________

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         The number of outstanding shares of Common Stock as of October 29, 1999, was 100.


================================================================================

                                TABLE OF CONTENTS

                                                                                                                      PAGE
PART I.       FINANCIAL  INFORMATION

              ITEM 1.      FINANCIAL  STATEMENTS:

              CONSOLIDATED  BALANCE  SHEETS
                  as of September 30, 1999 and December 31, 1998                                                         1

              CONSOLIDATED  STATEMENTS OF OPERATIONS
                  for the Three Months Ended September 30, 1999 and 1998                                                 3
                  and the Nine Months Ended September 30, 1999 and 1998

              CONSOLIDATED  STATEMENTS  of  CASH  FLOWS
                  for the Nine Months Ended September 30, 1999 and 1998                                                  4

              NOTES  to INTERIM CONSOLIDATED  FINANCIAL  STATEMENTS                                                      5

              ITEM 2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
                           OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS                                        6

              ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   12


PART II.      OTHER  INFORMATION

              ITEM 5.      OTHER  INFORMATION                                                                           13

              ITEM 6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K                                                        13


SIGNATURES                                                                                                              13



















                                       (i)

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS



                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                September 30, 1999        December 31, 1998
                                                                                ------------------        -----------------
                                                                                    (unaudited)
                                   Assets

Cash and cash equivalents                                                          $   4,832,272           $   1,146,670
  Receivables:
     Trade, less allowance of $2,669,035 and $2,086,520                               11,949,004              14,718,380
     Other                                                                               791,371                 998,020
                                                                                   -------------           -------------
                  Total current receivables                                           12,740,375              15,716,400
                                                                                   -------------           -------------

Inventories:
     Merchandise                                                                       3,707,887               3,582,912
     Cemetery lots and mausoleum spaces                                                  864,088               1,178,137
                                                                                   -------------           -------------
                 Total current inventories                                             4,571,975               4,761,049
                                                                                   -------------           -------------
Prepaids and other current assets                                                        343,900                 607,407
Deferred income taxes                                                                    588,088                 588,088
                                                                                   -------------           -------------
                  Total current assets                                                23,076,610              22,819,614
                                                                                   -------------           -------------
Property and equipment:
     Land and land improvements                                                       16,841,886              16,447,209
     Buildings and improvements                                                       50,573,751              48,751,390
     Equipment, furniture and fixtures                                                10,622,599              10,221,223
     Accumulated depreciation                                                         (8,120,869)             (5,906,519)
                                                                                   -------------           -------------
                  Net property and equipment                                          69,917,367              69,513,303
                                                                                   -------------           -------------
Developed cemetery properties                                                         14,698,112              14,660,921
Undeveloped cemetery properties                                                       30,992,379              30,992,379
Goodwill, less accumulated amortization of $17,555,095 and $13,222,612               213,733,434             218,065,917
Other intangible assets, less accumulated amortization of $12,619,054 and
    $9,953,60                                                                         15,883,292              19,263,641
Long-term receivables, less allowance of $3,769,007 and $6,205,730                    15,219,352              15,221,081
Other assets                                                                             837,110                 585,439
                                                                                   -------------           -------------
                                                                                   $ 384,357,656           $ 391,122,295
                                                                                   =============           =============


      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  September 30, 1999      December 31, 1998
                                                                                  ------------------      -----------------

                                                                                      (unaudited)
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Accounts payable                                                                    $   1,914,324           $   2,031,580
Other accrued expenses                                                                  7,051,744               9,708,454
Current installments of obligations under agreements with former owners                 2,697,070               2,732,386
Current installments of long-term debt                                                  4,472,491               1,396,074
Due to related party                                                                      275,000                  83,333
                                                                                    -------------           -------------
                  Total current liabilities                                            16,410,629              15,951,827
                                                                                    -------------           -------------

Deferred merchandise liabilities and revenues, less trust fund deposits                15,908,155              14,384,071
Obligations under agreements with former owners, less current installments             10,362,533              12,537,499
Long-term debt, less current installments                                             209,489,416             208,888,446
Deferred income taxes                                                                  16,523,017              16,523,017
Other long-term liabilities                                                             3,219,434               3,719,511

Shareholders' equity:
     Common stock, par value $.01 per share, 1,000 shares authorized;
        100 issued and outstanding shares                                                       1                       1
     Additional paid-in capital                                                       128,597,624             128,888,394
     Accumulated deficit                                                              (16,153,153)             (9,770,471)
                                                                                    -------------           -------------
                  Total shareholders' equity                                          112,444,472             119,117,924
                                                                                    -------------           -------------
                                                                                    $ 384,357,656           $ 391,122,295
                                                                                    =============           =============


      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                                SEPTEMBER 30,
                                                        -------------                                -------------

                                                   1999                   1998                   1999                    1998
                                                   ----                   ----                   ----                    ----

Revenues:
  Funeral services                               $17,591,104          $ 17,373,676            $ 56,518,980            $ 56,477,498
  Cemetery sales                                   3,391,819             6,317,333              12,558,639              18,911,323
                                                ------------          ------------            ------------            ------------
                                                  20,982,923            23,691,009              69,077,619              75,388,821
Costs and expenses:
  Funeral homes                                   11,868,002            11,940,408              36,935,871              37,044,373
  Cemetery                                         2,993,173             4,208,433               8,899,428              12,598,202
                                                ------------          ------------            ------------            ------------
                                                  14,861,175            16,148,841              45,835,299              49,642,575
Corporate general and
     administrative expenses                         880,783               927,252               2,574,630               2,467,398
Depreciation and amortization                      2,968,700             2,810,166               8,762,290               8,479,614
                                                ------------          ------------            ------------            ------------
Operating income                                   2,272,265             3,804,750              11,905,400              14,799,234
Other expenses:
  Interest expense, including
  amortization of deferred loan
  costs (see Note 1)                               6,350,969             6,005,984              18,206,136              18,188,728
                                                ------------          ------------            ------------            ------------
Loss before income taxes                          (4,078,704)           (2,201,234)             (6,300,736)             (3,389,494)
Income tax expense                                   (32,202)              (32,641)                (81,946)                (70,141)
                                                ------------          ------------            ------------            ------------
Net loss                                        $ (4,110,906)         $ (2,233,875)           $ (6,382,682)           $ (3,459,635)
                                                ============          ============            ============            ============

      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           ----------------------
                                                                                           1999              1998
                                                                                           ----              ----
Cash flows from operating activities:
  Net loss                                                                               $ (6,382,682)      $ (3,459,635)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                                    10,062,099          9,795,033
          Depletion of cemetery property                                                      594,248            909,217
          (Gain) loss on sale of assets                                                       (27,700)             7,217
          Changes in operating assets and liabilities
            net of effects of acquisition of subsidiaries:
                 Receivables (net)                                                          2,977,753         (1,217,761)
                 Inventories                                                                 (442,365)        (1,068,363)
                 Accounts payable and accrued expenses                                     (2,773,966)        (3,526,285)
                 Deferred merchandise liabilities and revenue (net)                         1,219,371         (3,763,523)
                 Other long-term liabilities                                                 (500,077)         1,243,696
                 Other                                                                        201,717           (845,237)
                                                                                        -------------       ------------
Net cash provided by (used in) operating activities                                         4,928,398         (1,925,641)
                                                                                        -------------       ------------

Cash flows from investing activities:
     Proceeds from the disposal of assets                                                     166,377            426,023
     Purchases of property and equipment                                                   (2,862,771)        (2,100,802)
     Net cash received for sale of business                                                        --            250,000
     Net cash paid for purchase of business                                                        --           (805,000)
                                                                                        -------------       ------------
Net cash used in investing activities                                                      (2,696,394)        (2,229,779)
                                                                                        -------------       ------------

Cash flows from financing activities:
     Net proceeds of bank indebtedness under revolving loan                                 5,000,000          7,300,000
     Proceeds from long-term debt                                                                  --            113,307
     Payments on long-term debt                                                            (1,336,120)        (1,342,430)
     Payments on obligations under agreements with former owners                           (2,210,282)        (1,828,760)
                                                                                        -------------       ------------
Net cash provided by financing activities                                                   1,453,598          4,242,117
                                                                                        -------------       ------------
Net increase in cash and cash equivalents                                                   3,685,602             86,697
Cash and cash equivalents at beginning of period                                            1,146,670          1,555,415
                                                                                        -------------       ------------
Cash and cash equivalents at end of period                                              $   4,832,272       $  1,642,112
                                                                                        =============       ============

      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



  (1) Interest expense includes amortization of deferred loan costs as follows:


                 Three Months Ended                                    Nine Months Ended
                    September 30,                                        September 30,
                    -------------                                        -------------
           1999                      1998                       1999                      1998
           ----                      ----                       ----                      ----
         $412,281                  $438,473                  $1,299,806                $1,315,419

  (2) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1998 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of September 30, 1999. All such adjustments are of a normal recurring nature.

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

         The Company provides merchandise and services in both the funeral and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of September 30, 1999, the Company through its subsidiaries owns and operates 142 funeral homes and 20 cemeteries in 19 states, primarily in non-urban areas of the United States. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries. The Company's consolidated revenues were $69.1 million and $75.4 million for the nine months ended September 30, 1999 and 1998, respectively. Sales of funeral services of $56.5 million and cemetery sales of $12.6 million accounted for approximately 81.8% and 18.2%, respectively, of total net sales for the nine months ended September 30, 1999.

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

RESULTS OF OPERATIONS

         The Company's operations are detailed below for the three months and the nine months ended September 30, 1999 and 1998 expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings from operations and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of losses before income taxes.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                     Three Months Ended               Three Months Ended
                                                        September 30,                    September 30,
                                                        -------------                    -------------
                                                    1999             1998            1999             1998
                                                    ----             ----            ----             ----
                                                    (millions of dollars)                  (percent)
REVENUE
     Funeral                                       $17.6           $17.4            83.8%            73.4%
     Cemetery                                        3.4             6.3            16.2             26.6
                                                   -----           -----           -----            -----
         Total                                     $21.0           $23.7           100.0%           100.0%
                                                   =====           =====           =====            =====
GROSS MARGIN
     Funeral                                       $ 5.7           $ 5.5            32.4%            31.6%
     Cemetery                                        0.5             2.1            14.7             33.3
                                                   -----           -----
         Total                                       6.2             7.6            29.5             32.1
EXPENSES
     Corporate general and administrative            0.9             0.9             4.3              3.8
     Depreciation and amortization                   3.0             2.9            14.3             12.2
                                                   -----           -----
EARNINGS FROM OPERATIONS                             2.3             3.8            11.0             16.0
     Interest on long-term debt                      6.4             6.0            30.5             25.3
                                                   -----           -----
LOSS BEFORE INCOME TAXES                            (4.1)           (2.2)          (19.5)            (9.3)
     Income taxes                                     --              --              --               --
                                                   -----           -----
NET LOSS                                           $(4.1)          $(2.2)          (19.5)%           (9.3)%
                                                   =====           =====

     Consolidated revenues decreased 11.4% to $21.0 million for the three months ended September 30, 1999 compared to $23.7 million in the corresponding period for 1998, with funeral service revenues increasing 1.1% to $17.6 million compared to $17.4million in the corresponding period in 1998, and cemetery revenues decreasing 46.0% to $3.4 million compared to $6.3 million in the corresponding period for 1998. Cemetery revenues decreased primarily due to a restructuring of pre-need commission rates and decline in sales force. Consolidated operating income decreased from $3.8 million for the three months ended September 30, 1998, to $2.3 million for the three months ended September 30, 1999.

         Consolidated contribution margin of $6.2 million decreased 18.4% for the three months ended September 30, 1999 from $7.6 million for the three months ended September 30, 1998. Consolidated contribution margin decreased primarily as a result of restructuring of pre-need commission rates and decline in sales force which decreased cemetery revenues. Funeral contribution margin was 32.4% for the three months ended September 30, 1999 compared to 31.6% for the three months ended September 30, 1998 and cemetery contribution margin of 14.7% for the three months ended September 30, 1999 compared to 33.3% for the corresponding period in 1998. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

         Corporate general and administrative expense remained constant at $0.9 million for the three months ended September 30, 1999 compared to September 30, 1998. As a percentage of consolidated revenue, general and administrative expense increased to 4.3% in 1999 from 3.8% for the corresponding period in 1998.

         Depreciation and amortization expense increased $0.1 million to $3.0 million for the three months ended September 30, 1999 compared to $2.9 million for the corresponding period in 1998. The increase is primarily the result of increased depreciation on capital expenditures.

         Interest expense of $6.4 million for the three months ended September 30, 1999 increased by $0.4 million compared to $6.0 million for the corresponding period in 1998, primarily as a result of pricing premiums on senior debt.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                     Nine months ended                Nine months ended
                                                        September 30,                     September 30,
                                                        -------------                     -------------
                                                   1999             1998            1999             1998
                                                   ----             ----            ----             ----
                                                    (millions of dollars)                  (percent)
                                                    ---------------------                  ---------
REVENUE
     Funeral                                       $56.5           $56.5            81.8%            74.9%
     Cemetery                                       12.6            18.9            18.2             25.1
                                                   -----           -----           -----            -----
          Total                                    $69.1           $75.4           100.0%           100.0%
                                                   =====           =====           =====            =====
GROSS MARGIN
     Funeral                                       $19.6           $19.5            34.7%            34.5%
     Cemetery                                        3.7             6.3            29.4             33.3
                                                   -----           -----
          Total                                     23.3            25.8            33.7             34.2
EXPENSES
     Corporate general and administrative            2.6             2.5             3.7              3.3
     Depreciation and amortization                   8.8             8.5            12.7             11.3
                                                   -----           -----
EARNINGS FROM OPERATIONS                            11.9            14.8            17.2             19.6
     Interest on long-term debt                     18.2            18.2            26.3             24.1
                                                   -----           -----
LOSS BEFORE INCOME TAXES                            (6.3)           (3.4)           (9.1)            (4.5)
     Income taxes                                    0.1             0.1            (1.6)             2.9
                                                   -----           -----
NET LOSS                                           $(6.4)          $(3.5)           (9.3)%            4.6%
                                                   =====           =====

         Consolidated revenues decreased 8.4% to $69.1 million for the nine months ended September 30, 1999 compared to $75.4 million in the corresponding period for 1998, with funeral service revenues remaining constant at $56.5 million compared to the corresponding period in 1998, and cemetery revenues decreasing 33.3% to $12.6 million compared to $18.9 million in the corresponding period for 1998. Cemetery revenues decreased primarily due to a restructuring of pre-need commission rates and decline in sales force. Consolidated operating income decreased from $14.8 million for the nine months ended September 30, 1998, to $11.9 million for the nine months ended September 30, 1999.

         Consolidated contribution margin of $23.3 million decreased 9.7% for the nine months ended September 30, 1999 from $25.8 million for the nine months ended September 30, 1998. Consolidated contribution margin decreased primarily as a result of restructuring of pre-need commission rates and decline in sales force which decreased cemetery revenues. Funeral contribution margin was 34.7% for the nine months ended September 30, 1999 compared to 34.5% for the nine months ended September 30, 1998 and cemetery contribution margin of 29.4% for the nine months ended September 30, 1999 compared to 33.3% for the corresponding period in 1998. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

         Corporate general and administrative expense increased to $2.6 million for the nine months ended September 30, 1999 from $2.5 million for the corresponding period in 1998. As a percentage of consolidated revenue, general and administrative expense increased to 3.7% in 1999 from 3.3% for the corresponding period in 1998. Corporate general and administrative expense increased primarily due to personnel changes.

         Depreciation and amortization expense increased $0.3 million to $8.8 million for the nine months ended September 30, 1999 compared to $8.5 million for the corresponding period in 1998. This increase is primarily the result of increased depreciation on capital expenditures.

         Interest expense of $18.2 million for the nine months ended September 30, 1999 remained constant compared to the corresponding period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash since 1995 have been funds provided by operations and proceeds from additional long-term debt and capital contributions. As of September 30, 1999, the Company had a net working capital surplus of $6.7 million and a current ratio of 1.41:1, compared to a net working capital surplus of $6.9 million and a current ratio of 1.43:1 as of December 31, 1998.

         The primary uses of cash since 1995 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In the nine months ended September 30, 1998, the Company acquired two funeral homes and a cemetery for $0.8 million. The Company made no acquisitions in the nine months ended September 30, 1999.

          In the nine months ended September 30, 1999 and 1998, the Company used $2.9 million and $2.1 million for capital expenditures, respectively. In the nine months ended September 30, 1999, the Company paid $1.3 million in principal payments on long-term debt compared to $1.3 million in the corresponding period in 1998. In the nine months ended September 30, 1998, the Company borrowed a net of $7.3 million on its revolving line of credit. The Company had a net borrowing on its revolving line of credit of $5.0 million for the same period in 1999.

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

          As of September 30, 1999, the Company was in default of certain negative covenants set forth in the Credit Agreement relating to the Bank Credit Facilities. The syndicate of financial institutions and The Bank of Nova
Scotia have granted a conditional waiver of non-compliance that will expire on January 31, 2000. There can be no assurance that the Company will be able to secure from its lenders a further waiver at January 31, 2000 if such default continues or if any other events of default are in existence at such time.

          As of September 30, 1999, the Company had approximately $214.0 million of indebtedness outstanding and approximately $0.2 million of borrowing availability under the Revolving Credit Facility. On July 14, 1999, the State of Florida approved the Company's application to change its method of funding pre-need merchandise liabilities from trust funds to surety bonds, thus allowing the Company to replace approximately $6.8 million of trust funds with a surety bond of $8.5 million. The Company believes that, based upon current levels of operations and anticipated growth and availability under the Revolving Credit Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

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

     The Company's State of Readiness. The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology (IT) systems and non-IT systems into Year 2000 compliance by the end of the second quarter of 1999. The Company has divided its systems into (i) critical systems, consisting of IT systems, and (ii) non-critical systems, consisting of a mixture of IT and non-IT systems. Each system will be evaluated and brought into compliance in five phases:

              -      Phase I:       Awareness - Prepare and present comprehensive report to management

              -      Phase II:      Assessment - Identify and evaluate all systems for Year 2000 compliance

              -      Phase III:     Compliance - Complete necessary Year 2000 modifications

              -      Phase IV:      Testing - Test all modified systems for Year 2000 compliance

              -      Phase V:       Implementation - Return Year 2000 compliance systems to daily operation

         The Company's systems used to maintain financial records were either found to be compliant or have completed Phases I through V. As a result, 100% of these critical systems are currently compliant. All of the Company's other critical and noncritical systems have also completed Phase V.

         In addition, the Company has communicated with all of its significant vendors, financial institutions and insurers to determine the extent to which these third parties' failure to resolve their Year 2000 issues could affect the Company's operations. The Company received indication that its significant suppliers expected to be Year 2000 compliant prior to the end of the second quarter of 1999. The Company has completed its evaluation of third parties' compliance.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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


INTEREST

         The Company has entered into various fixed and variable rate debt obligations.

         As of September 30, 1999, the carrying value of the company's long-term fixed-rate debt was approximately $103.5 million, compared to fair value of $53.5 million. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. If these instruments are held to maturity, no change in fair value will be realized.

         As of September 30, 1998, the Company had $110.5 million in variable-rate debt. Each 0.5% change in average interest rates applicable to such debt would result in a change of approximately $0.5 million in the Company's pre-tax earnings.

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

                                  PRIME SUCCESSION, INC.

                                  /s/ ARTHUR J. ANSIN
                                  -------------------
                                  Arthur J. Ansin
                                  Chief Financial Officer,
                                  Secretary and Treasurer
October 29, 1999

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

(a)  EXHIBIT
     NUMBER                            DOCUMENT DESCRIPTION
     ------                            --------------------


         10.4(b) Limited Waiver and Amendment dated November 12, 1999 entered into by and among Prime Succession, Inc. (formerly known as Prime Succession Acquisition Corp.), Prime Succession Holdings, Inc., (formerly known as Prime Succession, Inc.), the Financial Institutions listed therein, Goldman Sachs Credit Partners L.P., as syndication agent and arranging agent, and The Bank of Nova Scotia, as administrative agent.

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