Form 10-K405
period 1999-12-31
PRIME SUCCESSION INC
filed 2000-03-30
CIK 1023294

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1999

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________
                        COMMISSION FILE NUMBER 333-14599
                             _______________________

                             PRIME SUCCESSION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             _______________________

           DELAWARE                                               13-3904211
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

      3940 OLYMPIC BLVD., SUITE 500                                 41018
           ERLANGER, KENTUCKY                                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (606) 746-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant was $0 as of March 17, 2000.

         The number of outstanding shares of Common Stock as of March 17, 2000, was 100.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS



                                     PART I
ITEM
NUMBER                                                                      PAGE
------                                                                      ----
1.      BUSINESS                                                              1

2.      PROPERTIES                                                            7

3.      LEGAL PROCEEDINGS                                                     8

4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                   8

                                     PART II

5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS               9

6.      SELECTED FINANCIAL DATA                                               9

7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                            12


7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           18

8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          19

9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                             41

                                    PART III

10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   42

11.     EXECUTIVE COMPENSATION                                               44

12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT                                                           45

13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       46

                                     PART IV

14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K     49

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


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Prime Succession, Inc. was incorporated in Delaware as Blackhawk Acquisition Corp. in May 1996 as a precursor to the acquisition (the "Acquisition") of Prime Succession Holdings, Inc. (formerly known as Prime Succession, Inc.) ("Old Prime") by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone") and Loewen Group International, Inc. ("Loewen"), a subsidiary of The Loewen Group Inc. ("Loewen Group"). In connection with the Acquisition, which was consummated on August 26, 1996 (the "Acquisition Closing Date"), the Company (i) received all of the assets and liabilities of, and became a wholly-owned subsidiary of, Old Prime, (ii) entered into credit facilities with a syndicate of financial institutions providing a senior secured extended term loan facility in an aggregate principal amount of $90 million and a senior secured revolving credit facility in an aggregate principal amount of up to $25 million and (iii) privately placed $100 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2004, which subsequently were exchanged for $100 million aggregate principal amount of publicly-registered notes with identical material terms.

         The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with Generally Accepted Accounting Principles. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Company's default with respect to its Senior Subordinated Notes and Bank Credit Agreement and its current debt structure. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

         The Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate for the Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, future profitable operations, the ability to renegotiate its Senior Subordinated Notes and Bank Credit Agreement.

         The Company is the fifth largest provider of funeral home and cemetery merchandise and services in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. The Company through its subsidiaries owns or operates 141 funeral homes and 19 cemeteries in 19 states, primarily in non-urban areas.

         The Company's management ("Management") has identified and the Company has taken, a number of initiatives to expedite collection of receivables and increase revenues including numerous initiatives to increase pre-need sales. The Company will continue to focus on additional areas for reducing operating costs and endeavor to increase revenues and profitability by capitalizing on the locations and concentration of its properties, improved merchandising and a management structure that encourages an entrepreneurial business culture.

         The Company's principal executive offices are located at 3940 Olympic Boulevard, Suite 500, Erlanger, Kentucky 41018 and its telephone number is (606) 746-6800.

THE DEATH CARE INDUSTRY

         According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year from 2.40 million in 1999 to 2.64 million in 2010. In addition, industry studies indicate that while the death rate is declining slightly, the average age of the population in the United States is increasing. The aging population, particularly the "baby boomers" who have recently begun to turn 50, represents a significant opportunity for firms such as the Company to expand their customer base and secure future market share by actively marketing prearranged sales of property, merchandise and services. According to the Bureau of the Census, the United States population, age 50 and over, will increase from 74.4 million in 1999 to 97.1 million in 2010. The Company's principal target market for sales of prearranged cemetery property, merchandise and services is customers who are age 50 and above.

         The death care industry is largely comprised of small family-owned, locally operated entities that have been passed down through successive generations within a single family and have established goodwill and tradition over a period of time. For this reason, new competitors entering the market are at a disadvantage to those well established businesses who have earned a reputation for maintaining high professional standards, superior service, attractive facilities and offer a competitive pricing structure. Other barriers to market entry include zoning restrictions, regulatory complexities and the existence of an adequate number of facilities serving mature markets. The industry recently experienced a transition in which family-owned firms consolidate with larger organizations such as the Company due to the desire of owners to address management succession and estate planning issues as well as to achieve liquidity and diversification of their investments. A more recent trend has been the announcement by the larger publicly traded companies to either curtail or suspend acquisition activity and concentrate on maximizing profitability of properties already in their possession.


OPERATIONS

         Clustering. The Company operates most of its funeral homes and cemeteries in "clusters" which are groups of funeral homes and cemeteries located close enough to each other that their operations can be integrated to achieve economies of scale. Clustered facilities share vehicles, employees, computer systems and some general and administrative functions, centralized embalming services and inventory management. This allows the Company to decrease its overall operating costs.

         Funeral Operations. Funeral operations accounted for approximately 82.4% of the Company's revenues for the fiscal year ended December 31, 1999. The Company's funeral homes offer a complete range of funeral services and products at the time of need or on a prearranged basis. The Company's services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of the Company's funeral homes offer cremation products and services. Most of the Company's funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at the same location. As of December 31, 1999, the Company operated 141 funeral homes.

         Cemetery Operations. Cemetery operations accounted for approximately 17.6% of the Company's revenues for the fiscal year ended December 31, 1999. The Company's cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, mausoleums, monuments, memorials, burial vaults, along with the sale of burial site openings and closings. Cemetery property and merchandise sales are made at the time of need or on a prearranged basis. Prearranged sales represented approximately 71.5% of cemetery revenue during the fiscal year ended December 31, 1999. As of December 31, 1999, the Company owned and operated 19 cemeteries.

         Combined Funeral Home and Cemetery Operations. A combined operation is a funeral home located on a cemetery site where both are operated under the same ownership. Combined operations help to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a prearranged basis. In addition, combined operations enhance the Company's margins, enabling it to employ more sophisticated management systems, and allowing it to share facilities, equipment, personnel and a prearrangement sales force, resulting in lower average operating costs as well as expanded marketing and sales opportunities. Of the Company's 19 cemeteries, 9 have a funeral home on site that is operated in conjunction with the cemetery. Many of these facilities are in the Company's key markets, including Fort Lauderdale, Birmingham and Memphis.

         Cremation. In fiscal year 1999, 28% of the funeral services the Company performed were cremations. While cremations often result in lower average revenue than traditional funeral services, they generally produce higher gross profit margins. The industry estimates that by the year 2010, cremations will represent 38% of the United States burial market as compared to 24% in 1998. Key factors contributing to the increase in the cremation rate include lower cost, simplicity and environmental considerations. The Company has responded to this trend by providing cremation products and services at all of its funeral homes (including traditional funeral services and memorialization options for families choosing cremation).

         Prearrangements. Prearranged funeral planning allows families to specify in advance, and prepay, the services to be performed and the products to be used. The Company markets death care products and services on a prearranged basis through a staff of approximately 220 commissioned sales counselors. The cost of such products and services is set at prices prevailing at the time the agreement is signed, rather than when the products and services are delivered. Prearranged plans also permit the avoidance of the emotional strain of making death care decisions at the time of need. The Company believes that an aggressive marketing of prearranged products and services produces a backlog of future business and enhances current and future market share.

         Trust Funds. Prearranged funeral plans are funded through trust funds, life insurance, or secured by surety bonds, depending on the regulatory requirements of the relevant jurisdiction. When trust funding is used, the Company places into a trust fund a percentage (which varies by jurisdiction) of the sale price, which is often paid in installments. It retains the remainder of the sale price to defray costs related to the sale. The Company withdraws the amount placed in the trust fund when the funeral service is performed to cover the cost of the service. Generally, principal and earnings (including interest, dividends and net realized capital gains) on the trust funds are paid to the Company only when the funeral service is performed. When insurance funding is used, the Company applies the customers' payments to pay premiums on life insurance policies designed to cover the cost of providing the funeral service in the future. Approximately 65% of all prearranged funeral plans sold by the Company are funded through insurance with the balance being funded through trust funds or secured by surety bonds. As of December 31, 1999, the Company's backlog of prearranged funerals totaled approximately $162 million with approximately $95 million funded by life insurance contracts.

         The Company also establishes trust funds to fund the cost of delivering prearranged cemetery merchandise. Generally, the Company withdraws the principal and earnings from these funds only when the merchandise is delivered or contracts are canceled. As of December 31, 1999, the Company's cemetery merchandise trust funds totaled approximately $6.3 million.

         The Company defrays its obligation to maintain cemetery grounds by placing a portion, generally 10%, of the proceeds from cemetery property sales into perpetual care trust funds. Income from these funds is withdrawn and used for maintenance of the cemeteries, but principal, including in some jurisdictions net realized capital gains, generally must be held in perpetuity. As of December 31, 1999, the Company's perpetual care trust funds totaled approximately $8.9 million.

         The accounting methods used to reflect the Company's prearranged funeral, merchandise and perpetual care trust funds are complex and are described in the notes to the Company's consolidated financial statements.

         Management believes that balances in the Company's trust funds, along with insurance proceeds, and installment payments due under contracts, will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

         Management. The Company has an experienced team of managers. The management structure is designed to allow the managers of local funeral homes and cemeteries substantial flexibility in deciding how their firms will be operated as well as how their products and services will be priced and merchandised. At the same time, financial goals are established by management at the corporate level and the Company maintains centralized supervisory controls. In addition, the Company provides information systems support, accounting and payroll functions through its corporate office.

         Currently, the Company is divided into a funeral division, a cemetery division, and a pre-need sales division. There are six Directors of Operations in the funeral division and one Director of Operations in the cemetery division, all of whom report directly to the Senior Vice President of Operations. The pre-need sales division has one Vice President of Funeral Sales and one Vice President of Cemetery Sales, both of whom report to the President.


GROWTH STRATEGY

GENERAL

         Company has employed a number of management initiatives designed to:

         - Expedite collection of receivables by implementing a specialty on-site financing program with an independent agency during the year ended December 31, 1999. This program provides immediate need financing to families who qualify, with no recourse to the Company

         - Improve both revenues and profitability by capitalizing on the location and concentration of its properties

         -        Improve merchandising

         -        Enhance pre-need marketing and to increase pre-need sales

         - Maintain a management structure that encourages an entrepreneurial business culture

Internal Growth

         Prearranged Services. The Company markets death care products and services on a prearranged basis through a staff of approximately 220 commissioned sales counselors. The Company believes that extensive marketing of prearranged merchandise and services will produce a backlog of future business and will enhance current as well as future market share. The Company's prearranged funeral services increased from $151 million at December 31, 1998 to $162 million at December 31, 1999.

         Improved Merchandising. The Company frequently expands its product and service offerings, adjusts the mix of products and services offered in individual markets, takes advantage of enhanced pricing opportunities, and implements selective marketing programs to increase revenue and improve profit margins.

         Alternative Service Firms. During fiscal year 1999, the Company, through Aaron Cremation Services ("Aaron"), operated seven low cost funeral firms offering cremations and related products and services. Because these firms operate from leased locations with a small staff, they generally have lower overhead than traditional funeral homes. The cost to the family for death care arrangements at an Aaron location generally is less than the cost at a traditional funeral home.

         The Aaron model is part of the Company's effort to address the growing cremation market, and it offers a cost-saving alternative to the construction of a traditional funeral home. The Company plans to open additional funeral stores similar to the Aaron model, although management expects this expansion to occur slowly while it further develops and tests the concept in new markets. Results from the funeral stores opened have generally met the Company's initial expectations.

         Cost Control. In addition to its strategies for increasing revenues, the Company plans to continue to improve its operating margins by achieving economies of scale, improving efficiencies and controlling costs through a variety of measures including the following:

         -        Obtaining volume discounts from suppliers

         - Leveraging operating costs through clustering and the development of combined operations

         -        Improving the utilization of its sales force

         -        Reducing reliance on telemarketing

         The Company is a party to a supply agreement with Batesville Casket Company, Inc. ("BCC") and Forethought Life Insurance Company ("FLIC"), pursuant to which the Company must purchase caskets exclusively from BCC and, in connection with its pre-need sales of funeral services funded by insurance, the Company must offer to its customers in specified markets exclusively FLIC insurance products. The agreement expires on December 31, 2004. Management believes that the terms of such supply agreement are favorable to the Company.


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

         Competition. The Company's funeral home and cemetery operations generally face competition in local markets that typically are served by a number of funeral home and cemetery firms. To a lesser degree, the Company also competes with monument dealers, casket retailers and other non-traditional providers of limited services or products. Because the market for death care services is relatively stable, competition usually focuses on increasing market share and selling prearranged products and services. Market share is largely a function of goodwill and tradition, although competitive pricing, professional service and attractive, well-maintained, conveniently located facilities are also important. Because of the significant role played by goodwill and tradition, market share increases are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sale of prearranged funeral services.

         The Company's traditional burial and funeral service operations face competition from the increasing number of cremations. Industry studies indicate that the percentage of cremations continue to increase and that cremation will represent approximately 38% of the United States burial market by the year 2010, compared with 24% in 1998. All of the Company's funeral homes offer cremation, and the Company believes that it will be able to maintain its competitive position by marketing full service cremations in combination with traditional funeral services and memorialization. Additionally, development of the Alternative Service Firms concept by the Company represents another opportunity for the Company to serve cremation customers. Additional information on the development of the Alternative Service Firms concept can be found under the heading "Internal Growth" discussed earlier in Item 1.

         The Company also faces competition from large publicly-traded funeral service companies, including Service Corporation International, Loewen and Stewart Enterprises, Inc., as well as various smaller companies which compete with the Company on a regional or local basis.

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

         The Company's operations are also subject to extensive regulation, supervision and licensing under numerous federal, state and local laws and regulations. The Company believes that it is in compliance with the Funeral Rule and all such laws and regulations. State legislatures and regulatory agencies frequently propose new laws and regulations, some of which, if enacted as proposed, could have a material effect on the Company's operations and on the death care industry in general. The Company cannot predict the outcome of any proposed legislation or regulation, or the effect that any such legislation or regulation might have on the Company.

ENVIRONMENTAL MATTERS

         Although Management is aware of some contamination related to the use of underground storage tanks and embalming materials, Management does not believe that any costs relating to these or other environmental issues will have a material adverse effect on the Company's financial results.

EMPLOYEES

         As of December 31, 1999, the Company employed approximately 1,160 people in funeral and cemetery operations, approximately 220 commissioned sales people and 60 telemarketing staff. None of the employees of the Company or its subsidiaries are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

         Set forth in the table below is the number, by state, of the Company's funeral homes and cemeteries:

                         NUMBER OF                              NUMBER OF
STATE                  FUNERAL HOMES                           CEMETERIES
-----                  -------------                           ----------
Alabama                     23                                      8
Arizona                      3                                      0
Arkansas                     3                                      0
California                  15                                      0
Florida                     21                                      4
Georgia                      6                                      1
Illinois                    15                                      0
Indiana                      7                                      0
Iowa                         1                                      0
Kentucky                     3                                      3
Michigan                     8                                      0
Minnesota                   10                                      0
Missouri                     5                                      0
Nebraska                     4                                      0
Ohio                         1                                      0
Tennessee                    7                                      3
Texas                        5                                      0
West Virginia                3                                      0
Wyoming                      1                                      0
                          ----                                   ----
Total                      141                                     19

         As of December 31, 1999, all but 30 of the Company's 141 funeral home locations were owned by subsidiaries of the Company. The leases with respect to the 30 leased properties have terms ranging from 5 to 21 years.

         As of December 31, 1999, the Company owned 19 cemeteries containing a total of approximately 772 acres. Approximately 63% of the total acreage is developed. The Company also owns six crematories, two of which are located in Illinois and the remaining four of which are located in California, Florida, Indiana and Tennessee.

         As of December 31, 1999, the Company occupies 20,000 square feet of office space in a building in Erlanger, Kentucky under a lease agreement which expires in December 2007. The lease may be terminated in December 2004 by the Company, under certain terms and conditions.

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

         On the Acquisition Closing Date, the Company funded the remaining obligation provided for in the Termination and Release. Management believes that the Company will recover a substantial portion of the cost of the settlement over time through higher commission rates and increased policy benefits with the purchase of pre-need insurance policies from an alternative insurance carrier.

         Florida Subpoena. On February 25, 1999, the Department of Legal Affairs of the Office of the Attorney General of the State of Florida issued a subpoena duces tecum requiring that certain subsidiaries of the Company doing business in the state provide various described documents and materials regarding the compliance of their pre-need and at-need policies and procedures with Florida law. The Company has produced the information required to respond to the subpoena and those that have been issued subsequently. Management does not believe that this investigation will have a material adverse effect on the Company or its subsidiaries.

         Other. The Company is a party to other legal proceedings in the ordinary course of its business but Management does not expect the outcome of any such proceedings will have a material adverse effect on the Company's financial condition.

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

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED).

         The following table sets forth certain selected consolidated financial data for the Company for and at the end of each of the years in the five-year periods ended December 31, 1999, 1998 and 1997, the period from January 1, 1996 through August 25, 1996 and the period from August 26, 1996 through December 31, 1996 and the year ended December 31, 1995. KPMG LLP ("KPMG") has been appointed auditors of the Company (Successor Company). The selected historical financial data for the years ended December 31, 1999, 1998 and 1997 and for the period from January 1, 1996 through August 25, 1996 and the period from August 26, 1996 through December 31, 1996 were derived from the financial statements of the Company which have been audited by KPMG. The selected financial data for the fiscal year ended December 31, 1995 were derived from the financial statements which have been audited by Ernst & Young LLP ("E&Y"), independent auditors of Old Prime (Predecessor Company) through December 31, 1995.

                                            Successor Company                      Predecessor Company
                            -------------------------------------------------    -------------------------
                                                                   For the        For the
                                                                   Period         Period
                                                                    From           From
                                                                  August 26,     January 1,
                                                                    1996            1996           Year
                                       Year Ended                  Through        Through         Ended
                                      December 31,               December 31,    August 25,     December 31,
                            --------------------------------     ------------    ----------     ------------
                             1999         1998         1997          1996           1996           1995
                            ------       ------       ------     ------------    ----------     ------------
                           (dollars in millions, except per share amounts and revenues per funeral service)

INCOME STATEMENT DATA:
Total revenue               $ 90.5       $ 98.0       $101.1        $ 32.7         $ 56.1         $ 81.5
Net income (loss)            (18.3)        (7.0)         0.1          (2.9)          (9.5)          (0.7)

OTHER FINANCIAL DATA:
EBITDA, as adjusted(1)        25.8         30.1         37.0           9.3           13.2           19.8
Cash flows from:
   Operating activities        6.8         (0.5)        (5.7)         (2.0)           3.3            6.0
   Investing activities       (3.1)        (3.2)        (3.5)         (1.4)          (1.6)          (9.1)
   Financing activities       (1.0)         3.4          7.8           5.0           (1.0)           0.2

                                                 As of                                             As of
                                                December                                          December
                                                  31,                                                31,
                              ---------------------------------------------                       --------
                               1999        1998        1997           1996                          1995
                              -------     -------     -------        ------                       --------
BALANCE SHEET
INFORMATION:
Total debt and redeemable
     preferred stock (2)      $ 213.1     $ 210.3     $ 203.0        $195.0             --        $ 124.6
Total assets                    414.1       427.2       439.0         437.5             --          196.1

OPERATING DATA:
Number of funeral home
     locations                    141         143         143           144            146            143
Number of funeral
     services                  19,264      19,011      19,335         7,146         13,827         19,776
Total funeral service
     revenues per
     funeral service          $ 3,871     $ 3,910     $ 3,896        $3,751        $ 3,419        $ 3,470
Number of cemeteries               19          20          19            16             16             16

(Footnotes on following page)

(1) EBITDA, as adjusted, is defined as income (loss) before income taxes plus interest expense, depreciation, depletion and amortization adjusted as follows:

         --In December 1995, the Predecessor Company constructed a cemetery vault manufacturing facility in Alabama that allows for the production of vaults at a significantly lower cost than purchasing from independent manufacturers. The lower cost of sales from the new manufacturing plant allowed the Predecessor Company to recognize a one-time gain of $3,500,000 by reducing its estimated deferred merchandise liability for pre-need cemetery vault sales.

         --The Predecessor Company settled certain litigation in April 1996 and recorded a one-time charge of $6,300,000 in the first half of 1996 for the present value of future cash payments due under the litigation settlement agreements.

         --In 1999, the Company recognized impairment of goodwill with respect to seven of its funeral homes. The loss on impairment amounted to approximately $4,500,000. The Company also incurred legal costs associated with the senior secured loan in the amount of approximately $600,000 and recognized approximately $200,000 of expense associated with a prior period transaction. The Company did not add back non-cash loss on disposition of assets in its calculation of EBITDA.

         These adjustments to EBITDA have been made because they are considered infrequent and non-recurring in nature by the Company.

         EBITDA, as adjusted, is presented because (i) Management believes that EBITDA provides relevant and useful information, (ii) it is a widely accepted financial indicator of a company's ability to incur and service debt and (iii) it is the basis on which compliance with the financial covenants under the Company's debt agreements is determined. However, EBITDA, as adjusted, should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Also, this measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

(2) As of December 31, 1995 the Predecessor Company had outstanding $2.3 million of redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Death care businesses in the United States traditionally have been relatively small family-owned enterprises that have been passed down through successive generations within a single family. In the latter part of the 1900's, the industry experienced a transition in which family-owned firms were consolidating with larger organizations, such as the Company. Recently, however, several of the large publicly traded organizations announced plans to curtail or suspend acquisition activity and concentrate on maximizing profitability of properties already in their possession.

    Two other trends affecting the death care industry are the expected increase in the number of deaths and the average age of the population. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year from 2.40 million in 1999 to
2.64 million in 2010. In addition, the average age of the population in the United States is increasing. The aging population, particularly the "baby boomers" who have recently begun to turn 50, represents a significant opportunity for firms such as the Company to expand their customer base and secure their future market share by actively marketing prearranged property, merchandise and services. According to the Bureau of the Census, the United States population, age 50 and over, will increase from 74.4 million in 1999 to
97.1 million in 2010. The Company's principal target market for sales of prearranged cemetery property, merchandise and services is customers who are age 50 and above.

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

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

    Consolidated revenues decreased to $90.5 million in 1999 from $98.0 million in 1998. Funeral service revenues increased 0.4% to $74.6 million from $74.3 million in 1998 and cemetery revenues decreased 32.9% to $15.9 million from $23.7 million in 1998. Consolidated operating income decreased from $17.6 million in 1998 to $8.2 million in 1999. Funeral revenues increased primarily as a result of an increase in services performed. Cemetery revenues decreased primarily due to a substantial reduction in prearranged sales of property, merchandise and services.

    Consolidated contribution margin of $27.4 million decreased 15.2% in 1999 from $32.3 million in 1998 with funeral contribution margin of 30.7% in 1999 compared to 32.8% in 1998 and cemetery contribution margin of 28.4% in 1999 compared to 33.4% in 1998. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

    Corporate general and administrative expense decreased to $3.2 million in 1999 compared to $3.3 million in 1998. As a percentage of consolidated revenue, general and administrative expense increased to 3.5% in 1999 from 3.3% in 1998. Corporate general and administrative expense decreased primarily due to reduction in bank service charges.

    During the year ended December 31, 1999, the Company recognized impairment of goodwill with respect to seven of its funeral homes that had projected future deficit cash flows on an undiscounted basis. The loss on impairment of goodwill of $4,536,758 was determined using discounted cash flows.

    Depreciation and amortization expense increased $0.1 million to $11.5 million in 1999 from $11.4 million in 1998. This increase is primarily the result of increased depreciation on capital expenditures.

    Interest expense of $24.6 million in 1999 increased by $0.4 million compared to $24.2 million in 1998, primarily as a result of additional borrowings to finance operating activities of the Company as well as pricing premiums on senior debt.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash since 1996 have been funds provided by proceeds from additional long-term debt, capital contributions and operations. In 1999 and 1998, long-term debt proceeds provided no cash compared to $1.3 million in 1997. In 1999, net proceeds from the revolving loan facilities provided $3.5 million compared to $7.3 million and $11.2 million in 1998 and 1997. In 1999, the disposal of assets provided cash of $0.3 million compared to $0.4 million and $0.3 million in 1998 and 1997, respectively. Operating activities provided $6.8 million in 1999. In 1998, operating activities used $0.5 million of cash compared to using $5.7 million of cash in 1997.

    Contemporaneously with the consummation of the Acquisition, on August 26, 1996, the Company entered a credit agreement (the "Bank Credit Agreement") with a syndicate of financial institutions (the "Lender") and The Bank of Nova Scotia, as administrative agent.

    The Bank Credit Agreement provided the Company with senior secured extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $90 million, the proceeds of which were used to finance the Acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million. The Bank Term Facility matures 7 years after the Acquisition Closing

Date, and the Bank Revolving Facility matures 5 years after the Acquisition Closing Date. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $4 million in the fourth year after the Bank Closing; $9 million in the fifth year after the Bank Closing; $12.5 million in the sixth year after the Bank Closing and $61.5 million upon the maturity of the Bank Term Facility. The Revolving Credit Facility will be payable in full at maturity, with no prior amortization. The Company also has a $0.5 million bank credit line, renewable annually, for general corporate purposes exclusive of the Bank Revolving Facility.

    All obligations under the Bank Credit Agreement are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, by Old Prime and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantors under the Bank Credit Agreement and the Bank Guarantees are secured by first priority security interests in all existing and future assets (other than certain real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the obligations are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

    In connection with the Acquisition, the Company also issued $100 million of 10 3/4 % Senior Subordinated Notes due 2004, which were exchanged in January 1997 for $100 million of 10 3/4 % Senior Subordinated Notes due 2004 (the "Notes") that were registered under the Securities Act of 1933. The Notes mature on August 15, 2004. Interest on the Notes is payable semi-annually on February 15 and August 15 at the annual rate of 10 3/4%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after August 15, 2000, at prices ranging from 105.375% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the Acquisition.

    The Company is subject to certain restrictive covenants contained in the Indenture relating to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Agreement contains certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leased transactions with affiliates.

    As of September 30, 1999, the Company was in default with respect to certain financial covenants set forth in the Bank Credit Agreement. On November 12, 1999, the Lenders granted the Company a conditional waiver of non-compliance until January 31, 2000 pursuant to a Limited Waiver and Amendment to Credit Agreement entered into among the Company, the Bank Guarantors, the Lenders and The Bank of Nova Scotia.

    On January 31, 2000, the Company and the Bank Guarantors entered into a Limited Waiver and Forebearance Agreement to Credit Agreement with the Lenders and The Bank of Nova Scotia pursuant to which the Lenders agreed to waive certain conditions to additional borrowings under the Revolving Credit Facility and to forbear from exercising certain rights and remedies under the Bank Credit Agreement through March 15, 2000. The Lenders have not granted the Company a further waiver beyond March 15, 2000 and have specifically reserved all of their rights and remedies under the Bank Credit Agreement with respect to the existing defaults. However, the Lenders have not accelerated the indebtedness outstanding under the Bank Credit Agreement or pursued any available remedies.

    Pursuant to the Limited Waiver and Forebearance Agreement to Credit Agreement dated January 31, 2000, on February 8, 2000, The Bank of Nova Scotia, as Administrative Agent under the Bank Credit Agreement, sent a Payment Blockage Notice to the Trustee under the Indenture relating to the Notes. As a consequence, the Company did not make the semi-annual interest payment due February 15, 2000 on the Notes. The Company has not received an acceleration notice from either the Trustee or the holders of the Notes, nor have the holders of the Notes otherwise pursued any remedies available to them. Certain of the Note holders have formed an informal committee which is currently in discussions with the Company regarding the possible restructuring of the indebtedness owed in respect of the Notes. The informal committee has retained legal counsel and financial advisors to assist them in such discussions. No assurance can be given that the Company will reach an agreement with the informal committee with respect to the restructuring of such indebtedness. As of December 31, 1999, the Company has $213.1 million of indebtedness outstanding and approximately $1.7 million of borrowing availability under the Revolving Credit Facility.

    On July 14, 1999, the Department of Bank and Finance of the State of Florida approved the Company's application for use of a surety bond as security for the fulfillment of the Company's pre-need merchandise liabilities. The Company thereafter delivered to the Department of Banking and Finance a surety bond in the amount of $8.5 million and withdrew trust funds in the amount of approximately $6.8 million.

    The primary uses of cash since 1996 have been for the acquisition of funeral homes and cemeteries, including the Acquisition, principal payments on long-term debt and capital expenditures. In 1998, the Company purchased two funeral homes and one cemetery for an aggregate purchase price of $0.8 million compared to one funeral home and three cemeteries for an aggregate purchase price of $2.6 million in 1997. In 1999, the Company sold one cemetery for $0.3 million. In 1998, the Company sold a monument company for $0.3 million compared to three funeral homes for $2.0 million in 1997.

    The Company used $3.7 million, $3.1 million and $3.2 million for capital expenditures in 1999, 1998 and 1997, respectively. The Company paid $1.5 million in principal payments on long-term debt in 1999 and 1998, principally relating to repayment of bank term debt and former owner obligations compared to $4.6 million in 1997, principally related to the repayment of former owners obligations. In 1997, the Company used $1.4 million for the acquisition of Old Prime.

    Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $2.4 million for the fiscal year ending December 31, 2000, which includes repair and improvement of existing facilities.

  INFLATION

    Inflation has not had a significant impact on the Company's operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

  OTHER

  YEAR 2000 COMPLIANCE

    Throughout the year ended December 31, 1999, the Company assessed, modified and tested all its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project included both information technology equipment and non-information technology equipment. Because all of the Company's computer systems have been replaced in the past two years as part of the Company's ongoing goal to maintain state of the art technology, the Company's Year 2000 compliance costs have been relatively low.

    The Company has also communicated with all of its significant vendors, financial institutions and insurers to determine the extent to which these third parties' failure to resolve their Year 2000 issues could affect the Company's operations. Essentially all significant suppliers expect to be in compliance on a timely basis.

  The Company developed a contingency plan to address the possibility of the Company's and third parties' non-compliance, however, the Company has not encountered any significant Year 2000 related failures.

  Although the Company believes that its Year 2000 compliance program appropriately identified and addressed those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the company's efforts in this regard will be fully effective nor does the Company have any guarantee that the systems of third parties will be brought into compliance on a timely basis.

RECENT ACCOUNTING STANDARDS

  Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was required to be implemented in the first quarter of the Company's fiscal year 1998. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was required to be implemented during the Company's fiscal year ending December 31, 1998 and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2001. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

  The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB 101 presents the staff's views on the application of existing generally accepted accounting principles to revenue recognition in the financial statements. The industry is currently assessing the impact of the application of SAB 101 on revenue recognition policies. If it is determined that SAB 101 modifies or amends revenue recognition policies followed by the industry and previously accepted by the SEC, the adjustment would be required to be reflected in the Company's consolidated financial statements in the quarter ending June 30, 2000.

FORWARD-LOOKING STATEMENTS

  Certain statements in this Annual Report on Form 10-K include "forward-looking statements" as defined in Section 21D of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and,
Item 7a "Quantitative and Qualitative Disclosures about Market Risk", and Item 1 "Business", and Item 11 "Executive Compensation", and located elsewhere herein regarding the Company's financial position, plans to increase revenues, reduce general and administrative expenses and take advantage of synergies, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company (as defined herein) or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

  Achieving the Company's revenue goals is affected by the volume and prices of the products and services sold. The annual sales targets set by the Company are very aggressive, and the inability of the Company to achieve planned increases in volume or prices could cause the Company not to meet anticipated levels of revenue. The ability of the Company to achieve volume or price increases at any location depends on numerous factors, including the local economy, the local death rate and competition.

  Another important component of revenue is earnings from the Company's trust funds which are determined by the size of, and returns on the funds (which include dividends, interest and realized capital gains). The performance of the funds depends primarily on market conditions that are not within the Company's control. The size of the funds depends on the level of sales and the amount of returns that may be reinvested.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of interest rates as discussed below. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading." The Company's exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in interest rates and the timing of transactions.


INTEREST

  The Company has entered into various fixed and variable rate debt obligations, which are detailed in Note 6 to the Company's consolidated financial statements included in Item 8.

  As of December 31, 1999, the carrying value of the Company's fixed-rate debt was approximately $103.7 million, compared to fair value of $28.7 million. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. If these instruments are held to maturity, no change in fair value will be realized.

  As of December 31, 1999, the Company had $109.4 million in variable-rate debt. Each 0.5% change in average interest rates applicable to such debt would result in a change of approximately $0.5 million in the Company's pre-tax earnings.

  The Company monitors its mix of fixed and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable rate revolving credit facilities with fixed-rate debt, or by entering into interest rate swaps or other interest rate hedging transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


PRIME SUCCESSION, INC. AND SUBSIDIARIES AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997:

Independent Auditors' Report ............................................     20
Financial Statements:
Consolidated Balance Sheets .............................................     21
Consolidated Statements of Operations ...................................     23
Consolidated Statements of Shareholders' Equity .........................     24
Consolidated Statements of Cash Flows ...................................     25
Notes to Consolidated Financial Statements ..............................     26


Schedule II - Valuation and Qualifying Accounts .........................     54



All other schedules have been omitted as not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT



     Board of Directors
     Prime Succession, Inc. and subsidiaries:


     We have audited the accompanying consolidated balance sheets of Prime Succession, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Prime Succession, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming Prime Succession, Inc. and subsidiaries will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, Prime Succession, Inc. and subsidiaries is in default of its Senior Subordinated Notes and Bank Credit Agreement that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.





     KPMG LLP
     Cincinnati, Ohio
     March 17, 2000

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                                                       December 31,

                                                                   1999               1998
                                                               -------------      -------------
                               Assets (note 6)

Cash and cash equivalents                                      $   3,891,970      $   1,146,670
  Receivables:
  Trade, less allowance of $2,216,347 and $2,086,520              13,902,326         14,718,380
  Other                                                              797,128            998,020
                                                               -------------      -------------
   Total receivables                                              14,699,454         15,716,400

Inventories:
  Merchandise                                                      3,276,136          3,582,912
  Cemetery lots and mausoleum spaces                                 827,694          1,178,137
                                                               -------------      -------------
   Total inventories                                               4,103,830          4,761,049
                                                               -------------      -------------
Prepaids and other current assets                                    424,576            607,407
Deferred income taxes (note 9)                                            --            588,088
                                                               -------------      -------------
 Total current assets                                             23,119,830         22,819,614
                                                               -------------      -------------
Property and equipment:
  Land and land improvements                                      16,929,888         16,447,209
  Buildings and improvements                                      51,318,985         48,751,390
  Equipment, furniture and fixtures                               10,763,764         10,221,223
  Accumulated depreciation                                        (8,673,146)        (5,906,519)
                                                               -------------      -------------
 Net property and equipment                                       70,339,491         69,513,303
                                                               -------------      -------------
Developed cemetery properties                                     14,564,994         14,660,921
Undeveloped cemetery properties                                   30,830,259         30,992,379
Goodwill, less accumulated amortization of $18,996,653 and       207,755,119        218,065,917
$13,222,612
Other intangible assets, less accumulated amortization of         14,839,249         19,263,641
$13,614,443 and $9,953,607

Long-term receivables, less allowance of $3,965,996 and           14,397,421         15,221,081
$6,205,730
Merchandise trust assets and investments in insurance             21,814,901         22,586,059
contracts  (note 2j and 8)

Deferred obtaining costs, less accumulated amortization of
$3,493,640 and $1,604,057 (note 2j)                               15,270,796         13,507,989
Other assets                                                       1,211,976            585,439
                                                               -------------      -------------
                                                               $ 414,144,036      $ 427,216,343
                                                               =============      =============

See accompanying notes to consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998


                                                                                 December 31

                                                                           1999               1998
                                                                       -------------      -------------
                      Liabilities and Shareholders' Equity
Accounts payable                                                       $   2,594,453      $   2,031,580
Other accrued expenses                                                     9,988,292          9,708,454
Current installments of obligations under agreements with                  2,738,706          2,732,386
former owners (note 5)
Current installments of long-term debt (note 6)                              682,284          1,396,074
Long-term debt in default (note 6)                                       209,000,000                 --
Due to related party (note 3)                                                343,750             83,333
                                                                       -------------      -------------
    Total current liabilities                                            225,347,485         15,951,827
                                                                       -------------      -------------
Deferred merchandise liabilities and revenues                             54,965,220         50,478,119
Obligations under agreements with former owners, less
current installments (note 5)                                              9,510,666         12,537,499
Long-term debt, less current installments (note 6)                         3,398,698        208,888,446
Deferred income taxes (note 9)                                            17,747,792         16,523,017
Other long-term liabilities (note 12)                                      2,761,744          3,719,511

Shareholders' equity (note 3 and 7):
  Common stock, par value $.01 per share, 1,000 shares authorized;
     100 issued and outstanding shares                                             1                  1
  Additional paid-in capital                                             128,501,398        128,888,394
  Accumulated deficit                                                    (28,088,968)        (9,770,471)
                                                                       -------------      -------------
    Total shareholders' equity                                           100,412,431        119,117,924
                                                                       -------------      -------------
Commitments and contingencies (notes 10, 11 and 12)
                                                                       $ 414,144,036      $ 427,216,343
                                                                       =============      =============

  See accompanying notes to consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
             For the years ended December 31, 1999 and 1998 and 1997






                                                              Year Ended December 31,
                                                ------------------------------------------------------
                                                   1999                 1998                 1997
                                                ------------        -------------        -------------
Revenues:
 Funeral (note 8)                               $ 74,567,243        $  74,337,416        $  78,698,491
 Cemetery                                         15,947,287           23,667,815           22,440,769
                                                ------------        -------------        -------------

                                                  90,514,530           98,005,231          101,139,260
  Costs and expenses:
  Funeral                                         51,672,081           49,945,781           47,005,645
  Cemetery                                        11,413,733           15,766,846           15,517,734
                                                ------------        -------------        -------------

                                                  63,085,814           65,712,627           62,523,379
  Corporate general and administrative
  expenses                                         3,188,246            3,327,047            3,250,451
  Loss on impairment of goodwill (note 4)          4,536,758                   --                   --
  Depreciation and amortization                   11,475,196           11,371,044           11,241,934
                                                ------------        -------------        -------------

  Operating income                                 8,228,516           17,594,513           24,123,496
                                                ------------        -------------        -------------

  Other expenses:
  Interest expense, including
  amortization of deferred loan
  costs of $1,726,808, $1,753,891
  and $1,792,884                                  24,603,905           24,194,753           23,843,345
                                                ------------        -------------        -------------


  Income (loss) before income taxes              (16,375,389)          (6,600,240)             280,151
  Income tax expense (note 9)                     (1,943,108)            (363,959)            (136,903)
                                                ------------        -------------        -------------
  Net income (loss) attributable to
  common shareholders                           $(18,318,497)       $  (6,964,199)       $     143,248
                                                ============        =============        =============




   See accompanying notes to consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
             For the years ended December 31, 1999 and 1998 and 1997





                                                     Additional                                  Total
                                       Common         Paid-in            Accumulated         Shareholders'
                                        Stock         Capital              Deficit              Equity
                                       ------       -------------        ------------        -------------
 Balance as of December 31, 1996           $1       $ 129,554,499        $ (2,949,520)       $ 126,604,980

 Receivable due from parent  company
  (note 3)                                  -            (507,006)                 --             (507,006)
 Net income for the year ended
 December 31, 1997                          -                  --             143,248              143,248
                                           --       -------------        ------------        -------------
 Balance as of December 31, 1997            1         129,047,493          (2,806,272)         126,241,222
 Receivable due from parent company
  (note 3)                                  -            (159,099)                 --             (159,099)
 Net loss for the year ended
  December 31, 1998                         -                  --          (6,964,199)          (6,964,199)
                                           --       -------------        ------------        -------------
 Balance as of December 31, 1998            1         128,888,394          (9,770,471)         119,117,924
 Receivable due from parent company
  (note 3)                                  -            (386,996)                 --             (386,996)
 Net loss for the year ended
  December 31, 1999                         -                  --         (18,318,497)         (18,318,497)
                                           --       -------------        ------------        -------------

 Balance as of December 31, 1999           $1       $ 128,501,398        $(28,088,968)       $ 100,412,431
                                           ==       =============        ============        =============


   See accompanying notes to consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
             For the years ended December 31, 1999 and 1998 and 1997

                                                                                         Year ended December 31,
                                                                         ----------------------------------------------------
                                                                             1999                1998                1997
                                                                         ------------        ------------        ------------

Cash flows from operating activities:
  Net income (loss)                                                      $(18,318,497)       $ (6,964,199)       $    143,248
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            13,202,004          13,124,935          13,034,818
  Depletion of cemetery property                                              755,938           1,126,378           1,664,589
   Loss on property and equipment                                               5,610               4,316                  --
   Loss on impairment of goodwill                                           4,536,758                  --                  --
   Deferred income tax expense (benefit)                                    1,812,863            (111,683)         (1,898,968)


 Changes in operating assets and liabilities
   net of effects of acquisition of
   subsidiaries:
  Receivables (net)                                                         1,729,951          (4,064,844)         (7,226,690)
  Inventories                                                                 (86,513)         (1,062,918)         (3,226,300)
  Deferred merchandise trust assets                                           784,817          12,056,628               6,440
  Deferred obtaining costs                                                 (2,169,092)         (4,652,071)         (5,566,508)
  Accounts payable and accrued expenses                                       860,404             474,116          (3,656,309)
  Due to related party                                                        260,417                  --                  --
  Deferred merchandise liabilities                                          4,490,294         (11,010,127)          3,187,442
  Other long-term liabilities                                                (532,169)          1,029,001          (1,752,945)
  Other                                                                      (501,613)           (465,753)           (399,367)
                                                                         ------------        ------------        ------------
  Net cash provided by (used in) operating activities                       6,831,172            (516,221)         (5,690,550)
                                                                         ------------        ------------        ------------
Cash flows from investing activities:
 Proceeds from the disposal of property and equipment                         289,601             426,023             265,731
 Purchases of property and equipment                                       (3,700,645)         (3,113,744)         (3,203,500)
 Net cash received for sale of business                                       324,676             250,000           2,041,033
 Net cash paid for purchase of business                                            --            (805,000)         (2,606,951)
                                                                         ------------        ------------        ------------
  Net cash used in investing activities                                    (3,086,368)         (3,242,721)         (3,503,687)
                                                                         ------------        ------------        ------------

Cash flows from financing activities:
 Net proceeds of bank indebtedness under
  revolving loan                                                            3,500,000           7,300,000          11,200,000
 Proceeds from long-term debt                                                      --                  --           1,309,782
 Payments on long-term debt                                                (1,478,991)         (1,479,160)         (4,621,844)
 Payments on obligations under agreements
  with former owners                                                       (3,020,513)         (2,470,643)         (3,160,498)
 Acquisition of Old Prime                                                          --                  --          (1,352,329)
 Decrease in restricted cash                                                       --                  --           4,388,837
                                                                         ------------        ------------        ------------
Net cash provided by (used in) financing activities                          (999,504)          3,350,197           7,763,948
                                                                         ------------        ------------        ------------
  Net increase (decrease)  in cash and cash equivalents                     2,745,300            (408,745)         (1,430,289)
  Cash and cash equivalents at beginning of period                          1,146,670           1,555,415           2,985,704
                                                                         ------------        ------------        ------------
  Cash and cash equivalents at end of period                             $  3,891,970        $  1,146,670        $  1,555,415
                                                                         ============        ============        ============
Supplemental cash flow information:
 Cash paid during the year for:
 Income taxes                                                            $    169,645        $    284,327        $    136,624
                                                                         ============        ============        ============
 Interest                                                                $ 22,733,437        $ 22,404,690        $ 21,906,096
                                                                         ============        ============        ============


See accompany notes to consolidated financial statements

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1999

(1) The Company

    On August 26, 1996 (Closing Date), Prime Succession, Inc.'s (Predecessor Company) capital stock was purchased (the Acquisition) by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates (Blackstone), Loewen Group International, Inc. (Loewen) and PSI Management Direct L.P. (PSIM). A new entity, Prime Succession, Inc. (Successor Company), was formed and became a wholly-owned subsidiary of the Predecessor Company. In connection with the Acquisition, all of the assets and liabilities of the Predecessor Company were transferred to the Successor Company. Collectively, the Predecessor Company and Successor Company are herein referred to as "the Company." The total purchase price was approximately $320 million of which approximately $130 million was contributed by Blackstone and Loewen, and $190 million was financed through bank borrowings and the issuance of senior subordinated notes. The purchase accounting method was used to record the transaction. The estimated fair value of the acquired assets, excluding goodwill, aggregated approximately $173 million and liabilities assumed aggregated approximately $85 million. The excess of the purchase price over the fair value of net assets of approximately $230 million was established as goodwill and will be amortized over 40 years.

    Prime Succession, Inc. (the "Company") is the fifth largest provider of products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services. For the year ended December 31, 1999, the funeral and cemetery operations contributed approximately 82.4% and 17.6%, respectively, of total revenues.

    As of December 31, 1999, the Company owned and operated 141 funeral homes and 19 cemeteries in 19 states. The Company was founded in 1991, and began operations in 1992.

    The Company sold one cemetery for $0.3 million during the year ended December 31, 1999. The Company purchased two funeral homes and one cemetery, in 1998, for an aggregate purchase price of $0.8 million and sold a monument company for $0.3 million. In 1997, the Company purchased one funeral home and three cemeteries for an aggregate purchase price of $2.6 million and sold three funeral homes for $2.0 million. The acquisitions and dispositions had an immaterial effect on the consolidated financial statements for the years ended December 31, 1999, 1998 and 1997.






                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(2) Significant Accounting Policies

    (a) Basis of Presentation

        The accompanying financial statements have been prepared on a "going concern" basis in accordance with General Accepted Accounting Principles. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Company's default with respect to its Senior Subordinated Notes and Bank Credit Agreement and its current debt structure (see Note 6). As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

        The Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate for the Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, future profitable operations and the ability to renegotiate its Senior Subordinated Notes and Bank Credit Agreement.

  (b) Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Cash and Cash Equivalents

      All highly liquid investments, generally with original maturities of three months or less, are considered to be cash equivalents.

  (d) Receivables

      The Company's receivables represent a combination of amounts due on at-need and pre-need installment contracts. Prior to the implementation of a specialty, on-site, financing program with an independent agency during the year ended December 31, 1999, the Company frequently extended credit to its at-need customers for the purchase of funeral services or cemetery space. The customers' credit worthiness was evaluated on a case by case basis and collateral was generally not required on credit sales. The majority of at-need accounts receivable at December 31, 1999 are the result of sales made prior to the implementation of the speciality, on-site, financing program.


                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(2) Significant Accounting Policies, Continued

    (e) Derivative Instruments

        In September 1998 Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging" was issued. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified under the standard hedge accounting. The Company is currently assessing the effect of this standard, but does not anticipate a material impact on the results of operations. This statement will become effective in the first quarter of Year 2001.

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

  (g) Goodwill

      Goodwill, resulting from the cost of assets acquired exceeding the underlying net asset value, is being amortized on a straight-line basis over a forty-year period. The Company periodically evaluates the carrying value of goodwill to assess its continued recoverability. The determination includes evaluation of factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.




                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(2) Significant Accounting Policies, Continued

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

        The Company recognizes revenues from pre-need funeral services and merchandise when the services and merchandise are provided, except for caskets and vaults included on cemetery contracts in certain states (see
        Note 2(j)). Payments are typically used to purchase insurance contracts on the lives of the patrons or deposited into trust funds as required by state law.

        Trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the accumulated trust earnings and annual insurance benefits as funeral revenues. Deferred obtaining costs related to the sale of prearranged funeral services are amortized over a period of ten years, approximating the period the benefits are expected to be realized. Deferred obtaining costs, net of accumulated amortization, were approximately $15,300,000, $13,500,000 and $9,300,000 as of
        December 31, 1999, 1998 and 1997, of which $3,200,000, $3,900,000 and
        $5,300,000 were deferred, net of amortization on the respective year's addition, by the Company for the years ended December 31, 1999, 1998 and 1997.

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

        In compliance with local laws, a portion of the proceeds from the sale of cemetery lots may be required to be paid into perpetual or endowment care trust funds. A portion of the proceeds from the related pre-need sale of other cemetery merchandise may also be required to be

                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(2) Significant Accounting Policies, Continued

    (j) Revenue Recognition - Cemetery Sales, Continued

        paid into merchandise trust funds. As of December 31, 1999 and 1998, the market value of assets held in merchandise trust funds was approximately $6,300,000 and $5,400,000. The Company recognizes currently the earnings on amounts withdrawn from the perpetual or endowment care trusts; approximately $570,000, $340,000 and $400,000 for the years ended December 31, 1999, 1998 and 1997. Earnings on the perpetual or endowment care trust funds are used to defray cemetery maintenance costs. The principal amount of deposits placed in the merchandise trusts is available to the Company when the merchandise is delivered.

        The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB 101 presents the staff's views on the application of existing generally accepted accounting principles to revenue recognition in the financial statements. The industry is currently assessing the impact of the application of SAB 101 on revenue recognition policies. If it is determined that SAB 101 modifies or amends revenue recognition policies followed by the industry and previously accepted by the SEC, the adjustment would be required to be reflected in the Company's consolidated financial statements in the quarter ending June 30, 2000.

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

    (l) Disclosures About Fair Value of Financial Instruments

        The carrying amounts as of December 31, 1999 and 1998 of receivables, accounts payable and other accrued expenses approximate fair value due to the short maturity of these instruments. See Notes 5 and 6 for disclosures regarding the fair value of obligations under agreements with former owners and long-term debt, respectively. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. If these instruments are held to maturity, no change in fair value will be realized.



                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(2) Significant Accounting Policies, Continued

    (m) Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (n) Reclassifications

        Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the 1999 presentation.

(3) Related Party Transactions

        On August 26, 1996, the Company entered into an Administrative Services Agreement (Agreement) with Loewen. The Agreement requires Loewen to provide various administrative services and support to the Company including, but not limited to, licenses to use software packages, legal services, certain employee training and support services, travel services, etc. The agreement states the Company is to pay Loewen $250,000 annually as a prepayment for services. The term of the Agreement is eight years and allows for annual increases up to 2.5% on the $250,000 base fee each August 26. The Agreement also requires the Company to reimburse Loewen on a timely basis for all out of pocket costs and expenses incurred from third parties in connection with the provision of services described above. This $250,000 monitoring fee is payable annually in advance on August 26 until such time that the Put/Call Agreement is exercised (see Note 7).

        The Company advances funds to Prime Succession Holdings, Inc. ("Holdings"), the parent company, in order to pay an annual monitoring fee to Blackstone, board of directors fees and related expenses. At December 31, 1999 the amount due from parent totaled approximately $1,050,000 and consists of current and prior years monitoring fees, income tax payable and directors fees and related expenses. This amount is classified in the shareholders' equity section of the consolidated balance sheet as a reduction to additional paid in capital.

(4) Impairment of Goodwill

        During the year ended December 31, 1999, the Company recognized impairment of goodwill with respect to seven of its funeral homes that have projected future deficit cash flows on an undiscounted basis. The loss on impairment of goodwill of $4,536,758, determined using discounted cash flows, is reflected as a separate caption in the Consolidated Statements of Operations for the year ended December 31, 1999.




                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(5) Obligations Under Agreements with Former Owners

        The Company has entered into consultative and noncompetition agreements (generally for ten years) with certain officers of the Company and former owners and key employees of businesses acquired. Obligations under these agreements are as follows:


                                                                                     December 31,      December 31,
                                                                                        1999              1998
                                                                                     -----------       -----------

Obligations under covenants not to compete, amounts payable monthly with final installments in December 2000 through December 2010. Obligations have been
discounted at 13%                                                                    $ 9,298,546       $11,824,760
Obligations under consulting agreements, amounts
payable monthly with final installments in January
2002 through December 2014.  Obligations have been
discounted at 13%                                                                      2,950,826         3,445,125
                                                                                     -----------       -----------
                                                                                      12,249,372        15,269,885
Less current installments                                                              2,738,706         2,732,386
                                                                                     -----------       -----------
                                                                                     $ 9,510,666       $12,537,499
                                                                                     ===========       ===========

As of December 31, 1999 and 1998 the fair value of obligations under agreements with former owners is not practicably determined due to the quantity and varying terms of such agreements.

The approximate aggregate maturities on these agreements for the five years ending December 31, 2004 and thereafter are as follows:


   2000                                        $      2,738,706
   2001                                               2,713,432
   2002                                               2,484,203
   2003                                               1,553,193
   2004 and thereafter                                2,759,838
                                               ----------------
                                               $     12,249,372
                                               ================

Certain of the obligations are collateralized by letters of credit of approximately $600,000 (see Note 6).

Interest paid on obligations under agreements with former owners was approximately $1,760,000, $2,150,000 and $2,410,000 for the years ended December 31, 1999, 1998 and 1997.



                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(6) Long-Term Debt

    Long-term debt consists of:

                                                                         December 31,       December 31,
                                                                             1999               1998
                                                                         ------------       ------------
Revolving credit loan payable to bank                                    $ 22,000,000       $ 18,500,000
Senior subordinated notes, interest payable semi-annually
beginning February 15, 1997 with maturity date of August
15, 2004. Interest is fixed at 10 3/4%                                    100,000,000        100,000,000
Term loans, interest payable quarterly and principal payable semi-
annually from February 1, 1997 through August 1, 2003
(8.59%, 7.50% and 8.93% interest rate at December 31,
1999, 1998 and 1997, respectively)                                         87,000,000         88,000,000
Other                                                                       4,080,982          3,784,520
                                                                         ------------       ------------
                                                                          213,080,982        210,284,520
     Less current installments on long-term debt                              682,284          1,396,074
     Less long-term debt in default                                       209,000,000                 --
                                                                         ------------       ------------
   Long-term debt, excluding current installments                        $  3,398,698       $208,888,446
                                                                         ============       ============

    As of December 31, 1999, the Company had $100,000,000 in Senior Subordinated Notes (the "Notes") outstanding with various institutional investors from an August 20, 1996 private offering. The notes, which mature on August 15, 2004, require semi-annual interest payments on February 15 and August 15 of each year at a rate of 10 3/4%. The notes were used to partially finance the Acquisition of the Company, as described in Note 1. In January 1997, the Company exchanged $100,000,000 outstanding Senior Subordinated Notes due 2004 for the $100,000,000 of publicly registered 10 3/4% Senior Subordinated Notes due 2004. As of December 31, 1999 and 1998, the fair value of these notes was approximately $25,000,000 and $97,900,000, respectively.

    As of December 31, 1999, the Company had $87,000,000 in term loans outstanding under a credit agreement (the "Bank Credit Agreement") with a syndicate of financial institutions and the Bank of Nova Scotia, as administrative agent, dated August 26, 1996. The term loans, which bear interest at the Base Rate or the Adjusted Eurodollar Rate, as defined in the Bank Credit Agreement dated August 26, 1996 require quarterly interest payments and semi-annual principal payments from February 1, 1997 through August 1, 2003. The term loans were used to partially finance the Acquisition of the Company, as described in Note 1. The Company has pledged substantially all of its assets, except real property and vehicles, to secure the term loans. As of December 31, 1999 the fair value of these term loans was approximately $68,700,000. As of December 31, 1998, the carrying amount of these term loans approximated fair value.



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

    Under the Revolving Loan section of the Bank Credit Agreement dated August 26, 1996, the Company may borrow up to $25,000,000 for general corporate purposes until August 26, 2001. The Revolving Loans bear interest at the Base Rate or the Adjusted Eurodollar Rate, as defined in the Bank Credit Agreement. As of December 31, 1999 there is a commitment fee of 0.5% on the unused portion of the credit line. There were outstanding letters of credit of approximately $1,330,000 and borrowings of $22,000,000 on the line of credit bearing interest at 3.0% and 9.09%, respectively. There were outstanding letters of credit of approximately $825,000 and borrowings of $18,000,000 on the line of credit as of December 31, 1998. The Company also has a $500,000 bank credit line, renewable annually, for general corporate purposes which is exclusive of the revolving loan under the Bank Credit agreement dated August 26, 1996. At December 31, 1998, there were borrowings of $500,000 on the line of credit bearing interest at 7.75% and no borrowings as of December 31, 1999. As of December 31, 1999, the fair value of these instruments was approximately $17,400,000. As of December 31, 1998, the carrying amount of these instruments approximated fair value.

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

    As of December 31, 1999, the Company was in default of certain negative covenants set forth in the Credit Agreement relating to the Bank Credit Facilities. The syndicate of financial institutions and The Bank of Nova Scotia granted a conditional waiver of non-compliance that expired on March 15, 2000. The lenders have not given the Company a further waiver and have reserved all of their respective rights and remedies, however, the lenders have not accelerated the indebtedness owed to them under the Bank Credit Facilities and have not pursued any remedies available to them. The Company has reclassified the related debt from long-term to current in its balance sheet at December 31, 1999.


                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(6) Long-Term Debt, Continued

    As of December 31, 1999, the Company was in default under the Notes and as a result of a payment blockage notice sent to the Company on February 8, 2000 by the lenders under the Bank Credit Facilities, the Company did not make the February 15, 2000 interest payment due on the Notes. The Company has not received an acceleration notice from either the Indenture Trustee in respect of the Notes or the holders of the Notes, nor have the Note holders otherwise pursued any remedies available to them. Certain of the Note holders have formed an informal committee which is currently in discussions with the Company regarding the possible restructuring of the indebtedness owed in respect of the Notes. The informal committee has retained legal counsel and financial advisors to assist them in such discussions. No assurances can be given that the company will reach agreement with the informal committee with respect to the restructuring of such indebtedness. The Company has reclassified the related debt from long term to current in its balance sheet at December 31, 1999.

    The above mentioned defaults raise substantial doubt about the Company's ability to continue as a going concern. Management has engaged financial and legal advisors to address renegotiation of the Company's debt structure.

    The Company also has approximately $4,100,000 and $3,800,000 of other debt outstanding as of December 31, 1999 and 1998, respectively. Approximately $1,740,000 and $1,820,000 of other debt, as of December 31, 1999 and 1998, is due to former owners with rates ranging from 6% to 9%. As of December 31, 1999 and 1998, the fair value of other debt outstanding is not practicably determined due to the varying terms associated with such debt.

    The approximate aggregate principal maturities of long-term debt (excluding long-term debt in default) for the five years ending December 31, 2004 and thereafter are as follows:



2000                                                               $   682,284
2001                                                                   617,312
2002                                                                   304,782
2003                                                                   302,370
2004 and thereafter                                                  2,174,234
                                                                   -----------
                                                                   $ 4,080,982
                                                                   ===========

    Interest paid on long-term debt was approximately $20,600,000, $19,800,000 and $19,300,000 for years ended December 31, 1999, 1998 and 1997, respectively.

(7) Shareholders' Equity

    As of December 31, 1999 and 1998, all of the outstanding shares of common stock of the Company are held by Prime Succession Holdings, Inc. (Holdings), the parent company.


                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(7) Shareholders Equity, Continued

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



(8) Pre-arranged Funeral Contracts

    The Company enters into contracts with customers to pre-arrange funeral services and merchandise at a fixed price. In certain arrangements, the Company receives payment on the contract from the customer. In turn, the Company invests in a variety of instruments to fund pre-arranged funeral and cremation services and the related merchandise sold but not delivered. Amounts trusted are invested primarily in investment grade debt securities and time deposits. Such investments are subject to the risk that the current market value may fall below cost. The market value of assets held in trust as of December 31, 1999 and 1998 was approximately $50,300,000 and $51,200,000, respectively, of which $5,200,000 and $10,000,000, respectively, is reflected in the Company's balance sheet. On July 14, 1999, the State of Florida approved the Company's application to change its method of funding pre-need merchandise liabilities from trust funds to surety bonds, thus allowing the Company to replace approximately $6.8 million of trust funds with a surety bond of $8.5 million. In the state of Alabama, which does not require pre-arranged funeral trusts, the Company invests in insurance contracts to cover the estimated future costs of fulfilling its pre-arranged funeral contracts. As of December 31, 1999 and 1998 the amount invested in insurance contracts was approximately $10,000,000 and $9,800,000.

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




                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(9)  Income Taxes

  Income tax expense consists of:



                            Year ended December 31 ,
                  --------------------------------------------
                     1999             1998             1997
                  ----------       ----------       ----------
Federal:
   Deferred       $1,658,874       $       --       $       --

State:
   Current           130,249          363,959          136,903

   Deferred          153,985               --               --
                  ----------       ----------       ----------

                  $1,943,108       $  363,959       $  136,903
                  ==========       ==========       ==========

  The differences between income taxes provided in the accompanying consolidated statements of operations and the amounts which would be computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes are as follows:


                                                                  Year ended December 31,
                                                      -------------------------------------------------
                                                         1999               1998               1997
                                                      -----------        -----------        -----------
Computed "expected" tax expense (benefit)             $(5,567,633)       $(2,244,082)       $    95,251
Increase (decrease) in taxes resulting from:
   Goodwill amortization                                1,072,927          1,012,929          1,235,793
   State taxes, net of federal income taxes               187,595            240,214             90,356
   Valuation allowance                                  6,637,299          1,374,181           (789,571)
  Effect of change in state valuation allowance          (237,545)                --                 --
  Purchase price adjustments                                   --                 --           (529,956)
   Other                                                 (149,535)           (19,283)            35,030
                                                      -----------        -----------        -----------
   Actual income tax expense                          $ 1,943,108        $   363,959        $   136,903
                                                      ===========        ===========        ===========


                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(9) Income Taxes, Continued

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                              December 31,      December 31,
                                                                  1999              1998
                                                               -----------       -----------

Deferred tax assets:
Net operating loss carryforward                                $11,048,571       $ 9,907,419
Allowance for doubtful accounts                                  2,779,553         2,271,867
Covenants not to compete and consulting agreements               2,480,866         2,331,721
Other accrued expenses                                             739,773             1,067
Environmental reserve                                              119,474           143,732
Other                                                              254,140           215,525
Goodwill, principally due to differences in amortization           208,296                --
                                                               -----------       -----------

     Total gross deferred tax assets                            17,630,673        14,871,331
     Less valuation allowance                                   17,630,673        10,993,374
                                                               -----------       -----------

     Total deferred tax assets                                          --         3,877,957
                                                               -----------       -----------

Deferred tax liabilities:
Cemetery property, principally due to purchase
    accounting                                                  11,536,325        11,622,406
Property and equipment, principally due to purchase
    accounting and differences in depreciation                   6,089,987         6,364,291
Goodwill, principally due to differences in
    amortization                                                        --         1,578,278
Deferred funeral revenues net of funeral charges and
    capitalized pre-need funeral expenditures                      121,480           247,911
                                                               -----------       -----------

     Total deferred tax liabilities                             17,747,792        19,812,886
                                                               -----------       -----------

     Net deferred tax liability                                $17,747,792       $15,934,929
                                                               ===========       ===========

    The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $17,630,673 and $10,993,374, respectively. The net change in total valuation allowance for the year ended December 31, 1999 and 1998 was an increase of $6,637,299 and an increase of $1,374,181, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes the valuation allowance as of December 31, 1999 and 1998 is appropriate.
                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

(9) Income Taxes, Continued

    Subsequently recognized tax benefits of $1,910,905 relating to the valuation allowance for deferred tax assets as of December 31, 1999 and 1998 will be allocated to goodwill.

    As of December 31, 1999 and 1998, the Company has a net operating loss carryforward of approximately $29,100,000 and $26,100,000 for Federal income tax purposes. If not used to offset future taxable income, the tax loss carryforward will expire in varying amounts from 2006 through 2020.

(10) Leases

    The Company leases primarily funeral home facilities and vehicles under various noncancellable operating lease agreements. Approximate future minimum lease payments required under such operating leases with initial or remaining terms in excess of one year as of December 31, 1999 are as follows:


2000                                              $      3,072,196
2001                                                     2,681,077
2002                                                     2,089,979
2003                                                     1,694,129
2004 and thereafter                                      3,181,205
                                                  ----------------
                                                  $     12,718,586
                                                  ================

    The majority of the operating leases for funeral home facilities contain one of the following options: (a) purchase the property at the fair value at date of expiration; (b) purchase the property for a fair value determined at the inception of the lease or (c) renewal of the lease at the fair rental value at the end of the primary term of the lease. In addition, seven of the leases contain contingent rentals based upon revenues associated with the location.

    Rent expense paid under operating leases was approximately $3,140,000, $3,020,000 and $2,620,000 for the years ended December 31, 1999, 1998 and
    1997, respectively, of which approximately 12%, 10% and 14%, respectively, was paid to former owners currently employed by the Company.

(11) Employee Benefit Plan

    The Company has established a 401(k) plan for the benefit of its employees. All employees who have reached the age of 21, have one year of service with the Company and have worked a minimum of 1,000 hours in any given year are eligible. Employees may defer a maximum of 20% of their compensation, subject to IRS limitations. The Company will match 50% of the employees' contribution up to a maximum of 4% of their salary. Total expense recognized by the Company during the years ended December 31, 1999, 1998 and 1997 was approximately $210,000, $250,000 and $260,000, respectively.





                                                                     (Continued)

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(12) Commitments and Contingencies

    The Company and Batesville Casket Company, Inc. (BCC) entered into a Casket Supply Agreement dated January 1, 1992. The agreement, as amended, requires the Company to purchase caskets solely from BCC at current market prices through January 2004, to the extent BCC stocks those caskets required by the Company. Amounts purchased under this agreement were approximately $6,700,000, $6,500,000 and $8,000,000 for the years ended December 31, 1999,
    1998 and 1997, respectively.

    The Company has accrued $318,000 and $378,000 as of December 31, 1999 and 1998 in other long-term liabilities as their best estimate of potential future environmental liabilities. The most significant components of this liability are storage tanks and septic tanks into which embalming fluids and other contaminants were discharged resulting in potential groundwater or soil contamination. The Company's current estimated range of costs as of December 31, 1999, for clean-up or removal is $250,000 to $500,000, with $318,000 representing the most probable costs which the Company expects to incur within the next five years.

    The Company is a party to legal proceedings in the ordinary course of its business but does not expect the outcome of any such proceedings to have a material adverse effect on the Company's financial position.

(13) Segment Data

    Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this statement did not impact the Company's consolidated financial position, results of operations, cash flows or disclosures.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The current executive officers and directors of the Company, and their ages as of March 17, 2000, are as follows:

                  Name                              Age                          Position
                  ----                              ---                          --------
Gary L. Wright.......................................54       President and Chief Executive Officer, Director
Arthur J. Ansin......................................56       Chief Financial Officer, Executive Vice President,
                                                              Secretary and Treasurer
Gregory M. Hilgendorf................................50       Senior Vice President, Operations
Howard A. Lipson.....................................36       Director
Chinh E. Chu.........................................33       Director
Richard Lappin.......................................55       Director
Peter K. Grunebaum...................................66       Director
Clifford R. Hinkle...................................51       Director
Morley G. Handford...................................62       Director

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

         Arthur J. Ansin joined the Company as Chief Financial Officer, Executive Vice President, Secretary and Treasurer in March 1999. Mr. Ansin previously has served as Chief Administrative Officer for Kitchens Etc., Vice President and Chief Financial Officer for Lauriat's Inc. and Vice President, Chief Financial Officer and Chief Information Officer for Wedlo, Inc.

         Gregory M. Hilgendorf is Senior Vice President, Operations. He has served as Eastern Regional Vice President of the Company since 1992, overseeing operations in Illinois, Indiana, Kentucky, Michigan, Minnesota and Wisconsin. He also has served as a member of the Company's Advisory Board and Senior Management Team. Prior to joining the Company, Mr. Hilgendorf served as President and owner of five Olson Funeral Homes from 1982 until their acquisition by the Company in 1992.

         Howard A. Lipson is Senior Managing Director of The Blackstone Group L.P., which he joined in 1988, and was a Vice President from January 1991 to March 1994. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the Board of Directors of AMF Group, Inc., Graham Packaging, Rose Hills, Allied Waste Industries, Volume Services and Ritvik Holdings, Inc.

         Chinh E. Chu is a Managing Director of The Blackstone Group L.P., which he joined in 1990. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. from 1988 to 1990.

         Richard C. Lappin is a Senior Managing Director of The Blackstone Principal Investing Group. Prior to joining Blackstone, Mr. Lappin was president of Farley Industries.

         Peter K. Grunebaum has been a Director of Fortrend International LLC since February 1996. Prior thereto, he had been a Director of ICA International since April 1989. He currently serves on the Board of Directors of Pre-Paid Legal Services, Inc.

         Clifford R. Hinkle served as President and a Director of Flagler Capital Corporation from its founding in 1992 and currently serves as Chief Executive Officer and Chairman of the Board of Directors of Flagler Holdings, Inc. since its formation in January 1996 and as Chairman, President and Chief Executive Officer of Hinkle & Company since 1992. Prior thereto, he was Executive Director of the State Board of Administration of Florida from 1987 to 1991. Mr. Hinkle also was a Director and President and Chief Executive Officer of MHI Group, Inc. from 1993 until its merger with Loewen Group in 1995. He currently serves on the Board of Directors of Century Capital Markets LLC, Commercial Net Lease Realty, Inc. and Integrated Orthopaedics, Inc.

         Morley G. Handford formerly served as Senior Vice President of Support Services for Viridian Inc. (previously Sherrit Inc.). He currently serves on the Board of Directors of Thermic Edge Corporation and United Way of Canada - Centraide Canada. He is also chairman of a scientific advisory committee for Luscar Ltd.

         Pursuant to the Stockholders' Agreement described in Item 13 below, Blackstone and Loewen may designate five and three nominees, respectively, to the Board of Directors of Old Prime. Messrs. Wright, Lipson, Lappin and Chu are the nominees designated by Blackstone. Messrs. Grunebaum, Hinkle and Handford (none of whom is an officer or a director of Loewen Group) are the nominees designated by Loewen. Each of Blackstone's and Loewen's nominees to the Board of Directors of Old Prime also was nominated to the Board of Directors of the Company.

         Directors of the Company (other than Directors who are employed by the Company or Blackstone) receive $25,000 annually for their service as Directors plus the reimbursement of expenses. Such Directors do not receive a separate fee for service on any committees of the Board. Directors of the Company who are employed by the Company or Blackstone serve without compensation.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth for the last three fiscal years ended December 31, 1999, 1998 and 1997 the compensation earned by the Chief Executive Officer and each of the other most highly compensated executive officers (and former executive officers who served during 1999) of the Company.


                                                      Year
                                                     Ended                                            All Other
Name and Principal Position                       December 31,         Salary         Bonus         Compensation(2)
                                                  ------------         ------         -----         ---------------
Gary L. Wright(1)                                     1999            $225,000      $ 45,000         $  11,953
  President and Chief Executive Officer,              1998             225,000        50,000            11,503
Director                                              1997             225,000       199,708             9,055


Arthur J. Ansin(1)                                    1999            $261,346      $ 45,000           $ 3,510
  Chief Financial Officer, Executive Vice
President, Secretary, Treasurer

Gregory M. Hilgendorf                                 1999            $160,000       $40,000          $123,451
  Senior Vice President, Operations                   1998             141,539        20,000           128,184
                                                      1997             120,000        37,340           115,020

Brian Clary                                           1999           $  85,843       $25,000         $  13,237
  Corporate Controller

Peter D. Cooper                                       1999           $  85,308      $  7,000           $ 2,398
  Counsel                                             1998              81,000         3,500             2,272
                                                      1997              84,000         6,644             1,855

Myles S. Cairns(3)                                    1999           $ 380,769     $      --         $  39,006
  Former Chief Financial Officer, Secretary,          1998             225,000            --            13,215
  Treasurer                                           1997             225,000       203,567             9,535

Joseph E. Franckewitz(4)                              1999           $  80,637         $  --           $ 3,471
  Former Vice President, Sales                        1998             181,000        21,058            11,036
                                                      1997             156,000        52,626             9,515


(1) For additional information concerning the compensation of the current executive officers of the Company, see "Employment Agreements" below.

(2) All Other Compensation includes amounts credited to the named executive officers which may be applied to the payment of medical, dental and life insurance benefits and in the case of Mr. Hilgendorf payments under a consulting agreement and in the case of Mr. Cairns, the payment of consulting and other fees.

(3) Mr. Cairns' employment terminated as of March 15, 1999. Pursuant to a Termination Agreement entered into by Mr. Cairns and the Company, Mr. Cairns received severance payments totaling $337,500 during 1999, which have been included in salary.

(4)      The employment of Mr. Franckewitz terminated as of April 20, 1999.

Employment Agreements

         The Company has entered into a contract with Mr. Wright regarding certain terms of his employment with the Company. The agreement provides that Mr. Wright will be paid a base salary of $225,000 per year, with increases at the discretion of the Board of Directors of the Company plus a cash bonus equal to a percentage of his salary, but not to exceed a maximum of 100%. The percentage is based upon the extent to which the Company achieves a target EBITDA (a non-GAAP measure of cash flow) as set by the Board of Directors annually.

         The 1997 and 1998 targeted amounts were derived from the stockholders' review of Management's estimates of projected cost savings and increase in revenues following the Acquisition. The target EBITDA is a performance target and is not a forecast of actual performance that will be realized by the Company. Actual performance during the year may differ materially from the targeted amount.

         The agreement further provides that Mr. Wright will be entitled to a long-term incentive bonus at any time that Loewen purchases all of the shares of common stock of Old Prime owned by Blackstone, provided that certain EBITDA targets are achieved. Such bonus will equal $500,000 if such purchase occurs prior to 2002 and will be increased by $100,000 each year thereafter up to a maximum of $900,000.

         The Company has entered into a contract with Mr. Ansin regarding certain terms of his employment with the Company. The agreement provides that Mr. Ansin shall be paid a base salary of $225,000 per year, plus a cash bonus equal to a percentage of his salary, but not to exceed a maximum of 150%. The percentage is based upon the extent to which the Company achieves a target EBITDA as set by the Board of Directors annually. The agreement also provides that Mr. Ansin's cash bonus for the fiscal year ending December 31, 1999 shall not be less than $150,000. Mr. Ansin became an employee of the Company in July 1999 and was paid salary in conjunction with a bonus. Thus, the salary presented in the Summary Compensation Table reflects as salary, a combination of bonus and salary.

Other

         The compensation of the executive officers other than Mr. Wright will be determined by the Board of Directors of the Company or the Chief Executive Officer

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Upon consummation of the Acquisition on August 26, 1996, the company became a direct, wholly owned subsidiary of Old Prime. The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Old Prime:


     Name And Address Of Beneficial Owner              Number Of            Percentage Of Common Stock
                                                        Shares
----------------------------------------------- ----------------------- -----------------------------------
Blackstone Management Associates II
L.L.C.(1)                                              764.70589                      78.2%
Loewen Group International, Inc.(2)                    213.23529                      21.8%
Gary L. Wright(7)                                           --                         --
Howard A. Lipson(3)                                         --                         --
Richard C. Lappin(3)                                        --                         --
Chinh E. Chu(3)                                             --                         --
Peter K. Grunebaum(4)                                       --                         --
Clifford R. Hinkle(5)                                       --                         --
Morley G. Handford(6)                                       --                         --
Directors and executive officers as a                       --                         --
group(7) (11 persons)

(1)      544.59536, 158.78262 and 54.71026 shares, respectively, are held by
         Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Blackstone Management Associates II L.L.C., as the general partner of each of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P., exercises voting and dispositive power with respect to such shares. Blackstone Management

         Associates II L.L.C. is also the sole stockholder of PSI P&S Corp. ("PSI P&S"), which is the general partner of PSI MANAGEMENT Direct L.P., a Delaware limited partnership ("PSIM"), the holder of 6.61765 shares of Old Prime Common Stock. Blackstone Management Associates II L.L.C. disclaims beneficial ownership of such shares of Old Prime Common Stock. The address for the Blackstone entities is c/o The Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.

(2) The address for Loewen is c/o The Loewen Group Inc., 4126 Norland Avenue, Burnaby, British Columbia V5G 3S8

(3) Messrs. Lipson, Lappin and Chu are affiliated with Blackstone in the capacities described in Item 10 above. Each such person's business address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154. Mr. Lipson disclaims beneficial ownership of any such shares of Common Stock beneficially owned by Blackstone Management Associates II L.L.C.

(4) Mr. Grunebaum's business address is c/o Fortrend International LLC, 750 Lexington Avenue, New York, New York 10022.

(5) Mr. Hinkle's business address is c/o Flagler Holdings, Inc., 111 South Monroe Street, Suite 2000-B, Tallahassee, Florida 32301.

(6)      Mr. Handford business address is 12532 28A Avenue, N.W., Edmonton, AB
         T6J 4C9.

(7) None of the named executive officers own any shares of Old Prime Common Stock. Messrs. Wright, Hilgendorf and certain others have a limited partnership interest in PSIM, the holder of 6.61765 shares (approximately 0.7%) of Old Prime Common Stock; however, such individuals do not have voting or dispositive power with respect to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The following summaries of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement, respectively, copies of which were filed as exhibits to the Company's Registration Statement on Form S-4 with respect to the Exchange Notes, and are incorporated by reference herein.

Stock Purchase Agreement And Acquisition

         On June 14, 1996, as a precursor to the Acquisition, the Company and Loewen entered into a Stock Purchase Agreement with all of the holders of capital stock of Old Prime (the "Selling Stockholders"), pursuant to which the Selling Stockholders agreed to sell to the Company, and the Company agreed to purchase from the Selling Stockholders, all of the shares of Old Prime held by the Selling Stockholders. At the closing of the Acquisition, the Company assigned back to Old Prime its rights and obligations under the Stock Purchase Agreement, such that at the closing Old Prime repurchased from the Selling Stockholders all of their shares in Old Prime.

         In connection with the Acquisition, (i) Blackstone, Loewen and PSIM contributed $130 million and all of the common stock of the Company to Old Prime (the "Blackstone/Loewen Contribution") in exchange for 100% of the capital stock of Old Prime, resulting in the Company's becoming a wholly owned subsidiary of Old Prime; (ii) Old Prime transferred the shares of all of its directly held subsidiaries and all of its other assets and liabilities to the Company, (iii) the Bank Credit Facilities were entered into, (iv) Old Prime (a) repurchased the shares of its common stock owned by the Selling Stockholders and (b) repaid or defeased existing indebtedness and discharged certain other existing obligations in an aggregate amount of approximately $126.4 million using the proceeds of the Blackstone/Loewen Contribution and a portion of the proceeds of the Notes and the Bank Term Facility.

Stockholders' Agreement

         In connection with the Acquisition, Blackstone, Loewen and PSIM entered into an agreement (the "Stockholders' Agreement") setting forth certain of their rights and obligations as stockholders of Old Prime.

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

         Pursuant to the Stockholders' Agreement, Blackstone and Loewen designated four and three nominees as directors, respectively, to the Board of Directors of Old Prime (Blackstone has the right thereunder to designate a fifth nominee as well). The parties to the Stockholders' Agreement further agreed that Old Prime shall cause the Board of Directors of the Company at all times to consist of the same individuals who comprise the Board of Directors of Old Prime. In addition, the Certificate of Incorporation and the By-Laws of Old Prime provide that certain actions by or with respect to Old Prime require a supermajority vote of the Board of Directors and/or the stockholders of Old Prime. See "--Certain Matters Subject to Supermajority Vote."

         The Stockholders' Agreement will terminate following the exercise by either Blackstone or Loewen of its option pursuant to the Put/Call Agreement (as described below) or on such other date as Blackstone and Loewen may agree.

Put/Call Agreement

         Pursuant to a separate agreement among Blackstone, PSIM, Loewen Group and Loewen (the "Put/Call Agreement"), (i) Loewen has a call option, exercisable from and after the fourth anniversary of the Acquisition Closing Date until but excluding the sixth anniversary of the Acquisition Closing Date, to purchase all of Blackstone's or PSIM's shares of Old Prime Common Stock (the "Call Option") and (ii) each of Blackstone and PSIM has a put option, exercisable from and after the sixth anniversary of the Acquisition Closing Date until but excluding the eighth anniversary of the Acquisition Closing Date, to require Loewen to purchase Blackstone's or PSIM's, as the case may be, shares of Old Prime Common Stock (the "Put Option"). The option price in each case is derived from a formula based on EBITDA. The performance by Loewen of its obligations under the Put/Call Agreement was guaranteed by Loewen Group.

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

Administrative Services Agreement

         In connection with the Acquisition, the Company engaged Loewen to provide certain administrative services and share certain resources (Loewen, in such capacity, being the "Administrative Services Provider") pursuant to the Administrative Services Agreement. Such services included the licensing of, the maintenance of and the provision of training and other support services with respect to, software, hardware and other information systems; the provision of certain legal services, training and support services relating to certain types of regulatory compliance, risk management services, travel arrangement services and assistance and support with respect to environmental compliance and remediation efforts, and the granting of access to certain telecommunications equipment and services, as well as technical support therefore. In addition, the Administrative Services Provider provided the Company with the ability to purchase supplies under certain of Loewen's supply agreements with third parties. Also pursuant to the Administrative Services Agreement, Loewen and the Company may contract for, to the extend feasible and cost-effective in particular markets, access to embalming facilities and automobile fleets.

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

         The Administrative Services Agreement terminates (i) automatically on the eighth anniversary of the Acquisition Closing Date, (ii) automatically upon closing following the exercise of the Call Option or the Put Option, (iii) if required pursuant to a legally binding order of any court or any governmental agency with appropriate jurisdiction, or (iv) subject to applicable grace periods and an arbitration requirement in the event of a dispute, upon notice by either the Company or Loewen in the event of a material breach by the other party of any provision of the Administrative Services Agreement.

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

Formation of PSIM

         In connection with the Acquisition, on the Acquisition Closing Date, Mr. Wright and certain other officers and key employees of the Company (the "PSIM Limited Partners") subscribed for limited partnership interest in PSIM and PSI P&S subscribed for a general partnership interest in PSIM, the proceeds of which subscriptions PSIM used to purchase approximately 0.7% of the Old Prime common stock (the "PSIM-Owned Stock").

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (1) Documents Filed as Part of the Report. Consolidated financial statements and schedules of Prime Succession, Inc. and its subsidiaries filed as part of this report are listed on page 19 of this report.

         (b)      Reports on Form 8-K. None

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

         10.4(a)* First Amendment to Credit Agreement dated as of September 30,
                  1998 among Prime Succession, Inc., Prime Succession Holdings, Inc.,Goldman, Sachs Credit Partners, as syndication agent and arranging agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as administrative agent for such lenders.

         10.4(b)* Limited Waiver and Amendment dated November 12, 1999 entered into by and among Prime Succession, Inc. (formerly known as Prime Succession Acquisition Corp.), Prime Succession Holdings, Inc. (formerly known as Prime Succession, Inc.), the Financial Institutions listed therein, Goldman Sachs Credit Partners L.P., as syndication agent and arranging agent, and The Bank of Nova Scotia, as administrative agent.

         10.4(c)* Limited Waiver and Forbearance Agreement to Credit Agreement dated January 31, 2000 entered into by and among Prime Succession, Inc. (formerly known as Prime Succession Acquisition Corp.), Prime Succession Holdings, Inc. (formerly known as Prime Succession, Inc.), the Financial Institutions listed therein, Goldman Sachs Credit Partners L.P., as syndication agent and arranging agent, and The Bank of Nova Scotia, as administrative agent.

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


                           PRIME SUCCESSION, INC.

                           /s/ ARTHUR J. ANSIN
                           --------------------------------------------------
                           Arthur J. Ansin
                           Chief Financial Officer, Executive Vice President, Secretary and Treasurer


March 17 , 2000
----------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/ GARY L. WRIGHT
                                        -------------------------------------
                                        Gary L. Wright
March 17, 2000                          President, Chief Executive Officer
------------------------


                                        /s/ ARTHUR J. ANSIN
                                        -------------------------------------
                                        Arthur J. Ansin
                                        Chief Financial Officer, Executive
                                        Vice President, Secretary and Treasurer
                                        (principal financial officer; principal
March 17, 2000                          accounting officer)
----------------------


                                        /s/ HOWARD A. LIPSON
                                        -------------------------------------
                                        Howard A. Lipson
March 17, 2000                          Director
------------------------


                                        /s/ RICHARD C. LAPPIN
                                        -------------------------------------
                                        Richard C. Lappin
March 17, 2000                          Director
------------------------


                                        /s/ CHINH E. CHU
                                        -------------------------------------
                                        Chinh E. Chu
March 17, 2000                          Director
------------------------


                                        /s/ PETER K. GRUNEBAUM
                                        --------------------------------------
                                        Peter K. Grunebaum
March 17, 2000                          Director
-------------------------

                                         /s/ CLIFFORD R. HINKLE
                                        --------------------------------------
                                         Clifford R. Hinkle
March 17, 2000                           Director
------------------------

                                         /s/ MORLEY G. HANDFORD
                                        --------------------------------------
                                         Morley G. Handford
March 17, 2000                           Director
------------------------

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                      Balance at       Charged to       Charged to                        Balance at
                                      Beginning         Costs &           Other                             End of
             Description              of Period         Expenses       Accounts(1)      Deductions(2)       Period
Current - Allowance for
   contract cancellations and
   doubtful accounts:

  Year ended December 31,

        1999                         $2,086,520          660,656        1,132,271        (1,663,100)       $2,216,347

        1998                         $2,647,693          578,764               --        (1,139,937)       $2,086,520

        1997                         $2,834,438          729,762               --          (916,507)       $2,647,693

Due after one year - Allowance
  for contract cancellations
    and doubtful accounts:

  Year ended December 31,

        1999                         $6,205,730        1,432,876       (1,132,271)       (2,540,339)       $3,965,996

        1998                         $3,288,268        5,232,303               --        (2,314,841)       $6,205,730

        1997                         $2,731,216        2,487,730               --        (1,930,678)       $3,288,268


(1) Reclassification of current portion.

(2) Write-off of doubtful accounts.