Form 10-Q
period 2000-03-31
PRIME SUCCESSION INC
filed 2000-05-15
CIK 1023294

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
                             -----------------------

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                                 (859) 746-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              ----       ----

         The number of outstanding shares of Common Stock as of April 28, 2000, was 100.

================================================================================

                                TABLE OF CONTENTS



                                                                                               PAGE
PART I.       FINANCIAL  INFORMATION

              ITEM 1.  FINANCIAL  STATEMENTS:

              CONSOLIDATED  BALANCE  SHEETS
                  as of March 31, 2000 and December 31, 1999                                      1

              CONSOLIDATED  STATEMENTS OF OPERATIONS
                  for the Three Months Ended March 31, 2000 and 1999                              3

              CONSOLIDATED  STATEMENTS OF CASH  FLOWS
                  for the Three Months Ended March 31, 2000 and 1999                              4

              NOTES to INTERIM CONSOLIDATED  FINANCIAL  STATEMENTS                                5

              ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
                       OF  FINANCIAL  CONDITION AND  RESULTS OF  OPERATIONS                       6

              ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                       RISK                                                                      11


PART II.      OTHER  INFORMATION

              ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                            12

              ITEM 5.  OTHER  INFORMATION                                                        12

              ITEM 6.  EXHIBITS  AND  REPORTS ON  FORM  8-K                                      13


SIGNATURES                                                                                       13




                                      (i)

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS


                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 March 31, 2000        December 31, 1999
                                                                                 --------------        -----------------
                                                                                   (unaudited)
         Assets
         ------

Cash and cash equivalents                                                        $   3,298,007         $   3,891,970
Receivables:
  Trade, less allowance of $2,595,117 and $2,216,347                                11,391,120            13,902,326
  Other                                                                                781,616               797,128
                                                                                 -------------         -------------
           Total receivables                                                        12,172,736            14,699,454
                                                                                 -------------         -------------
Inventories:
  Merchandise                                                                        3,492,635             3,276,136
  Cemetery lots and mausoleum spaces                                                   925,659               827,694
                                                                                 -------------         -------------
           Total inventories                                                         4,418,294             4,103,830
                                                                                 -------------         -------------

Prepaids and other current assets                                                      315,483               424,576
                                                                                 -------------         -------------
           Total current assets                                                     20,204,520            23,119,830
                                                                                 -------------         -------------
Property and equipment:
  Land and land improvements                                                        16,934,262            16,929,888
  Buildings and improvements                                                        52,008,694            51,318,985
  Equipment, furniture and fixtures                                                 10,797,861            10,763,764
  Accumulated depreciation                                                          (9,468,276)           (8,673,146)
                                                                                 -------------         -------------
           Net property and equipment                                               70,272,541            70,339,491
                                                                                 -------------         -------------

Developed cemetery properties                                                       14,315,241            14,564,994
Undeveloped cemetery properties                                                     30,830,259            30,830,259
Goodwill, less accumulated amortization of $20,025,611 and
  $18,996,653                                                                      206,341,075           207,755,119
Other intangible assets, less accumulated amortization of
  $14,509,899 and $13,614,443                                                       13,843,102            14,839,249
Long-term receivables, less allowance of $3,908,702 and
  $3,965,996                                                                        14,287,229            14,397,421
Merchandise trust assets and investments in insurance
  contracts                                                                         21,928,936            21,814,901
Deferred obtaining costs, less accumulated amortization of
  $4,029,078 and $3,493,640                                                         15,854,371            15,270,796
Other assets                                                                         1,211,437             1,211,976
                                                                                 -------------         -------------
                                                                                  $409,088,711          $414,144,036
                                                                                 =============         =============


      See accompanying notes to interim consolidated financial statements.

                    PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 2000        December 31, 1999
                                                                              --------------        -----------------
                                                                               (unaudited)
               Liabilities and Shareholders' Equity
               ------------------------------------

Accounts payable                                                               $  1,296,061           $   2,594,453
Other accrued expenses                                                           11,006,542               9,988,292
Current installments of obligations under agreements with
  former owners                                                                   2,743,449               2,738,706
Current installments of long-term debt                                              374,593                 682,284
Long-term debt in default                                                       209,000,000             209,000,000
Due to related party                                                                391,667                 343,750
                                                                               ------------           -------------
                Total current liabilities                                       224,812,312             225,347,485
                                                                               ------------           -------------

Deferred merchandise liabilities and revenues                                    55,772,594              54,965,220
Obligations under agreements with former owners, less
      current installments                                                        8,752,923               9,510,666
Long-term debt, less current installments                                         3,239,646               3,398,698
Deferred income taxes                                                            17,747,792              17,747,792
Other long-term liabilities                                                       2,639,575               2,761,744

Shareholders' equity
       Common stock, par value $.01 per share, 1,000 shares
            authorized; 100 issued and outstanding shares                                 1                       1
       Additional paid-in capital                                               128,471,079             128,501,398
       Accumulated deficit                                                      (32,347,211)            (28,088,968)
                                                                               ------------           -------------
                Total shareholders' equity                                       96,123,869             100,412,431
                                                                               ------------           -------------

                                                                               $409,088,711            $414,144,036
                                                                               ============           =============


      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                  2000                   1999
                                                                                  ----                   ----
Revenues:
  Funeral                                                                     $19,010,665            $20,875,123
  Cemetery                                                                      3,969,611              4,919,002
                                                                              -----------            -----------
                                                                               22,980,276             25,794,125

Costs and expenses:
  Funeral                                                                      13,267,955             12,682,276
  Cemetery                                                                      2,999,648              3,276,903
                                                                              -----------            -----------
                                                                               16,267,603             15,959,179
Corporate general and administrative expenses                                     766,326                832,606
Depreciation and amortization                                                   2,890,396              2,926,411
Debt refinancing costs                                                            952,081                     --
                                                                              -----------            -----------
Operating income                                                                2,103,870              6,075,929
                                                                              -----------            -----------
Other expenses:
  Interest expense, including amortization of deferred loan costs
       (see note 1)                                                             6,313,811              5,852,077
                                                                              -----------            -----------
Income (loss) before income taxes                                              (4,209,941)               223,852
 Income tax expense                                                                48,302                 18,272
                                                                              -----------            -----------
 Net income (loss)                                                            $(4,258,243)           $   205,580
                                                                              ===========            ===========

 See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  -------------------------
                                                                                  2000                 1999
                                                                                  ----                 ----
Cash flows from operating activities:
  Net income (loss)                                                               $(4,258,243)     $  205,580
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                  3,321,346       3,364,834
     Depletion of cemetery property                                                   213,502         203,042
     Loss on property and equipment                                                   (13,034)        (62,245)
     Changes in operating assets and liabilities:
       Receivables (net)                                                            2,636,910       1,189,415
       Inventories                                                                   (278,214)       (488,931)
       Deferred merchandise trust assets                                             (114,035)     (1,191,936)
       Deferred obtaining costs                                                      (685,146)       (997,600)
       Accounts payable and accrued expenses                                         (280,142)     (2,307,985)
       Due to related party                                                            47,917         145,833
       Deferred merchandise liabilities                                               807,374       1,549,264
       Other long-term liabilities                                                   (122,168)       (221,131)
       Other                                                                           84,962         316,496
                                                                                  -----------      ----------
  Net cash provided by operating activities                                         1,361,029       1,704,636
                                                                                  -----------      ----------
Cash flows from investing activities:
     Proceeds from the disposal of property and equipment                              14,687         141,373
     Purchases of property and equipment                                             (746,836)     (1,255,970)
                                                                                  -----------      ----------
  Net cash used in investing activities                                              (732,149)     (1,114,597)
                                                                                  -----------      ----------
Cash flows from financing activities:
     Net proceeds of bank indebtedness under revolving loan                         1,672,000       2,000,000
     Payments on long-term debt                                                    (2,141,843)       (645,894)
     Payments on obligations under agreements with former owners                     (753,000)       (703,486)
                                                                                  -----------      ----------
  Net cash provided by (used in) financing activities                              (1,222,843)        650,620
                                                                                  -----------      ----------
  Net increase (decrease) in cash and cash equivalents                               (593,963)      1,240,659
  Cash and cash equivalents at beginning of period                                  3,891,970       1,146,670
                                                                                  -----------      ----------
  Cash and cash equivalents at end of period                                      $ 3,298,007      $2,387,329
                                                                                  ===========      ==========


      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) Interest expense includes amortization of deferred loan costs as follows:

                             Three Months Ended
                                  March 31,
                         ---------------------------
                         2000                   1999
                         ----                   ----
                       $430,949               $438,423

(2) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1999 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of March 31, 2000 assuming continuation as a going concern. All such adjustments are of a normal recurring nature.

(3) The unaudited interim consolidated financial statements have been prepared assuming Prime Succession, Inc. and subsidiaries will continue as a going concern. As discussed in Item 3 of Part II, Prime Succession, Inc. is in default with respect to its Senior Subordinated Notes and Bank Credit Agreement, which raises substantial doubts about its ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4) Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

OVERVIEW

         On August 26, 1996 (the "Closing Date"), the capital stock of Prime Succession, Inc. "(Predecessor Company") was purchased (the "Acquisition") by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates, Loewen Group International, Inc. and PSI Management Direct L.P. A new entity, Prime Succession, Inc. ("Successor Company"), was formed and became a wholly-owned subsidiary of the Predecessor Company. In connection with the Acquisition, all of the assets and liabilities of the Predecessor Company were transferred to the Successor Company. Collectively, the Predecessor Company and Successor Company are herein referred to as the "Company".

         The Company provides merchandise and services in both the funeral and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of March 31, 2000, the Company through its subsidiaries owns or operates 141 funeral homes and 19 cemeteries in 19 states, primarily in non-urban areas of the United States. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries. The Company's consolidated revenues were $23.0 million and $25.8 million for the three months ended March 31, 2000 and 1999, respectively. Sales of funeral services of $19.0 million and $20.9 million accounted for approximately 82.6% and 81.0% and cemetery sales of $4.0 million and $4.9 million accounted for approximately 17.4% and 19.0%, respectively, of total net sales for the three months ended March 31, 2000 and 1999.

         The Company had no funeral homes when it began operation in 1992 and grew to 146 funeral homes in 1996. In order to achieve this rapid growth, former management was primarily focused on identifying properties to be acquired and consummating such acquisitions rather than on maximizing profitability of the funeral homes and cemeteries which it had acquired. New management substantially eliminated the Company's acquisition program and sought to take greater advantage of (i) the quality and size of the Company's portfolio of properties,
(ii) the opportunity to operate more efficiently those properties located in close proximity to one another, and (iii) the shift in focus from acquisitions to profit maximization at existing locations.

RESULTS OF OPERATIONS

         The Company's operations are detailed below for the three months ended March 31, 2000 and 1999 expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings from operations and expenses are presented as a percentage of revenue.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999


                                                            Three Months Ended          Three Months Ended
                                                                 March 31,                   March 31,
                                                                 ---------                   ---------
                                                            2000           1999         2000            1999
                                                            ----           ----         ----            ----
                                                           (million of dollars)              (percent)
                                                           --------------------              ---------
REVENUE

         Funeral                                           $19.0          $20.9          82.6%           81.0%

         Cemetery                                            4.0            4.9          17.4            19.0
                                                           -----          -----         -----           -----
                  Total                                    $23.0          $25.8         100.0%          100.0%
GROSS MARGIN                                               =====          =====         =====           =====
         Funeral                                             5.7            8.2          30.0%           39.2%

         Cemetery                                            1.0            1.6          25.0            32.7
                                                           -----          -----

                  Total                                      6.7            9.8          29.1            38.0
EXPENSES

         Corporate general and administrative                0.8            0.8           3.5             3.1

         Depreciation and amortization                       2.9            2.9          12.6            11.2

         Debt refinancing costs                              0.9             --           3.9              --
                                                           -----          -----
EARNINGS FROM OPERATIONS                                     2.1            6.1           9.1            23.6

         Interest on long-term debt                          6.3            5.9          27.4            22.9
                                                           -----          -----
INCOME (LOSS) BEFORE INCOME TAXES                           (4.2)           0.2         (18.3)            0.8

         Income taxes                                         --             --            --              --
                                                           -----          -----
NET INCOME (LOSS)                                          $(4.2)         $ 0.2         (18.3)%           0.8%
                                                           =====          =====


         Consolidated revenues decreased 10.9% to $23.0 million for the three months ended March 31, 2000 compared to $25.8 million in the corresponding period for 1999, with funeral service revenues decreasing 9.1% to $19.0 million compared to $20.9 million in the corresponding period in 1999, and cemetery revenues decreasing 18.4% to $4.0 million compared to $4.9 million in the corresponding period for 1999. Funeral revenues decreased primarily as a result of a decline in call volume. Cemetery revenues decreased primarily due to a decline in prearranged sales of property, merchandise and services. Consolidated operating income decreased from $6.1 million for the three months ended March 31, 1999, to $2.1 million for the three months ended March 31, 2000 due to a decline in both funeral and cemetery revenue as well as the incurrence of $0.9 million in debt refinance costs.

         Consolidated contribution margin decreased 31.6% to $6.7 million for the three months ended March 31, 2000 compared to $9.8 million for the three months ended March 31, 1999, with funeral contribution margin of 30.0% for the three months ended March 31, 2000 compared to 39.2% for the three months ended March 31, 1999 and cemetery contribution margin of 25.0% for the three months ended March 31, 2000 compared to 32.7% for the corresponding period in 1999. Funeral contribution margin decreased primarily as a result of a decline in call volume. Cemetery contribution margin decreased due to a decline in pre-need sales. Contribution margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

         Corporate general and administrative expense remained constant at $0.8 million for the three months ended March 31, 2000 and 1999. As a percentage of consolidated revenue, general and administrative expense increased to 3.5% in 2000 from 3.1% for the corresponding period in 1999.

         Depreciation and amortization expense remained constant at $2.9 million for the three months ended March 31, 2000 and 1999.

         The Company incurred $0.9 million in debt refinance costs for the three months ended March 31, 2000.

         Interest expense of $6.3 million for the three months ended March 31, 2000 increased by $0.4 million compared to $5.9 million for the corresponding period in 1999, primarily as a result of pricing premiums on existing debt. Pricing reduction or premium is determined based on the Company's ability to achieve certain ratios set forth in the Bank Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash in 2000 and 1999 have been funds provided by operating activities and proceeds under the revolving loan. As of March 31, 2000, the Company had a net working capital deficit of $204.6 million and a current ratio of .09:1, compared to a net working capital deficit of $202.2 million and a current ratio of 0.10:1 as of December 31, 1999.

         The primary uses of cash in 2000 and 1999 have been for the principal payments on long-term debt, payments on obligations under agreements with former owners and capital expenditures.

         In the three months ended March 31, 2000 and 1999, the Company used $0.7 million and $1.3 million for capital expenditures, respectively. In the three months ended March 31, 2000 and 1999, the Company paid $2.1 million and $0.6 million in principal payments on long-term debt, respectively. Payments relating principally to repayment of former owner obligations for the three months ended March 31, 2000 and 1999 were $0.8 million and $0.7 million, respectively. In the three months ended March 31, 2000, the Company borrowed $1.7 million on its revolving line of credit compared to $2.0 million for the same period in 1999.

         The Company estimates that net capital expenditures net in 2000 will be $2.4 million which will be used in part for the repair and improvement of existing facilities.

         Contemporaneously with the consummation of the Acquisition, the Company entered into a credit agreement (the "Bank Credit Agreement") with a syndicate of financial institutions (the "Lender") and The Bank of Nova Scotia, as administrative agent.

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

         All obligations under the Bank Credit Agreement are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, by the Company and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantors under the Bank Credit Agreement and the Bank Guarantees are secured by first priority security interests in all existing and future assets (other than certain real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the obligations are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

         Pursuant to the Limited Waiver and Forebearance Agreement to Credit Agreement dated January 31, 2000, on February 8, 2000, The Bank of Nova Scotia, as Administrative Agent under the Bank Credit Agreement, issued a Payment Blockage Notice to the Trustee under the Indenture relating to the Notes. As a consequence, the Company did not make the semi-annual interest payment due February 15, 2000 on the Notes. The Company has not received an acceleration notice from either the Trustee or the holders of the Notes, nor have the holders of the Notes otherwise pursued any remedies available to them. Certain of the Note holders have formed an informal committee which is currently in discussions with the Company regarding the possible restructuring of the indebtedness owed in respect of the Notes. The informal committee has retained legal counsel and financial advisors to assist them in such discussions. No assurance can be given that the Company will reach an agreement with the informal committee with respect to the restructuring of such indebtedness. As of March 31, 2000, the Company has $212.6 million of indebtedness outstanding and approximately $0.2 million of borrowing availability under the Revolving Credit Facility.

         Statements of Financial Account Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2001. The effect of this pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

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

         As of March 31, 2000, the carrying value of the Company's long-term fixed-rate debt was approximately $103.9 million compared to fair value of $23.9 million. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. If these instruments are held to maturity, no reduction in the carrying value due to market value decline will be realized.

         As of March 31, 2000, the Company had $108.7 million in variable-rate debt. Each 0.5% change in average interest rates applicable to such debt would result in a change of approximately $0.5 million in the Company's pre-tax earnings.

         The Company monitors its mix of fixed and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix as permitted by, for example, entering into interest rate swaps or other interest rate hedging transactions.

                                     PART II

ITEM 3. - DEFAULT UPON SENIOR SECURITIES

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

         Pursuant to the Limited Waiver and Forebearance Agreement to Credit Agreement dated January 31, 2000, on February 8, 2000, The Bank of Nova Scotia, as Administrative Agent under the Bank Credit Agreement, sent a Payment Blockage Notice to the Trustee under the Indenture relating to the Notes. As a consequence, the Company did not make the semi-annual interest payment in the amount of $5,375,000 due February 15, 2000 on the Notes. The Company has not received an acceleration notice from either the Trustee or the holders of the Notes, nor have the holders of the Notes otherwise pursued any remedies available to them. Certain of the Note holders have formed an informal committee which is currently in discussions with the Company regarding the possible restructuring of the indebtedness owed in respect of the Notes. The informal committee has retained legal counsel and financial advisors to assist them in such discussions. No assurance can be given that the Company will reach an agreement with the informal committee with respect to the restructuring of such indebtedness.

ITEM 5. - OTHER INFORMATION

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

         The unaudited interim consolidated financial statements have been prepared assuming Prime Succession, Inc. and subsidiaries will continue as a going concern. As discussed in Item 3 of Part II, Prime Succession, Inc. is in default with respect to its Senior Subordinated Notes and Bank Credit Agreement, which raises substantial doubts about its ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         The Exhibits, as show in the "Index of Exhibits", attached hereto as pages 14 and 15, are filed as a part of this Report.


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


                                                PRIME SUCCESSION, INC.


                                                /s/ ARTHUR J. ANSIN
                                                -------------------
                                                Arthur J. Ansin
                                                Chief Financial Officer,
                                                Secretary and Treasurer

April 28, 2000

                                INDEX OF EXHIBITS

(a) EXHIBIT
    NUMBER                               DOCUMENT DESCRIPTION
    ------                               --------------------

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

      3.1*            Certificate  of  Incorporation  of  Blackhawk  Acquisition
                      Corp.

      3.2* Certificate of Amendment of Certificate of Incorporation of Blackhawk Acquisition Corp. changing its name to Prime Succession Acquisition Corp.

      3.3* Certificate of Amendment of Certificate of Incorporation of Prime Succession Acquisition Corp. changing its name to Prime Succession, Inc.

      3.4*            By-Laws of Prime Succession, Inc.

      4.1*            Indenture  dated  as of  August  15,  1996  between  Prime
                      Succession Acquisition Corp. and United States Trust Company of New York, as Trustee.

      4.2*            Form   of   10 3/4%  Senior  Subordinated  Note  due  2004
                      (included in Exhibit 4.1)

      10.1(a)* Casket Supply Agreement, dated January 1, 1993, between Batesville Casket Company, Inc. and Prime Succession, Inc.

      10.1(b)* Amendment Agreement, dated August 1994, between Batesville Casket Company, Inc. and Prime Succession, Inc. (with respect to Casket Supply Agreement).

      10.1(c)* Amendment 2, dated May 22, 1995, between Batesville Casket Company, Inc. and Prime Succession, Inc. (with respect to Casket Supply Agreement).

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

(a) EXHIBIT
    NUMBER                               DOCUMENT DESCRIPTION
    ------                               --------------------

         10.4(a)* First Amendment to Credit Agreement dated September 30, 1998 among Prime Succession, Inc., Prime Succession Holdings, Inc., Goldman Sachs Credit Partners, as syndication agent and arranging agent, and The Bank of Nova Scotia as administrative agent for such lenders.

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

         10.4(c)* Limited Waiver and Forebearance Agreement to Credit Agreement dated January 31, 2000 entered into by and among Prime Succession, Inc. (formerly known as Prime Succession Acquisition Corp.), Prime Succession Holdings, Inc. (formerly known as Prime Succession, Inc.), the Financial Institutions listed therein, Goldman Sachs Credit Partners L.P., as syndication agent and arranging agent, and The Bank of Nova Scotia, as administrative agent.

         10.5*        Letter  Agreement  dated  August  1,  1996  between  Prime
                      Succession   Acquisition   Corp.   (to  be  renamed  Prime
                      Succession, Inc.) and Gary Wright.

         10.6*        Letter  Agreement  dated  August  1,  1996  between  Prime
                      Succession   Acquisition   Corp.   (to  be  renamed  Prime
                      Succession, Inc.) and Myles Cairns.

         10.7* Put/Call Agreement, dated as of August 26, 1996, among Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P., PSI Management Direct L.P., Loewen Group International, Inc. and The Loewen Group Inc.

         10.8* Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the individuals or entities listed on the signature pages thereof, The Loewen Group Inc. and Blackhawk Acquisition Corp.

         12           Computation of Ratio of Earnings to Fixed Charges

         16* Letter from Ernst & Young LLP (independent auditors prior to the Acquisition) concerning change in Company accountants delivered pursuant to Item 304(a) of Regulation S-K.

          21* Subsidiaries of Prime Succession, Inc. (formerly known as Prime Succession Corp.)

         27           Financial Data Schedule

* Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599) with respect to the Exchange Notes.

(b)    Reports on Form 8-K

         The Company filed a Form 8-K dated January 31, 2000, reporting on the Limited Waiver and Forebearance Agreement to Credit Agreement referenced in exhibit number 10.4(c) above.