Form 10-Q
period 2000-06-30
PRIME SUCCESSION INC
filed 2000-08-14
CIK 1023294

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             -----------------------

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ______________

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____  No _____

         The number of outstanding shares of Common Stock as of August 7, 2000, was 100.

================================================================================

                                TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                      ----
Part I.       FINANCIAL INFORMATION

              Item 1.      FINANCIAL STATEMENTS:

              CONSOLIDATED BALANCE SHEETS
                  as of June 30, 2000 and December 31, 1999                                                              1

              CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the Three Months Ended June 30, 2000 and 1999                                                      3
                  and the Six Months Ended June 30, 2000 and 1999

              CONSOLIDATED STATEMENTS OF CASH  FLOWS
                  for the Six Months Ended June 30, 2000 and 1999                                                        4

              NOTES to INTERIM CONSOLIDATED FINANCIAL STATEMENTS                                                         5

              Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              7

              Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   15


Part II.      OTHER INFORMATION

              Item 1.      LEGAL PROCEEDINGS                                                                            16

              Item 3.      DEFAULT UPON SENIOR SECURITIES                                                               16

              Item 5.      OTHER INFORMATION                                                                            17

              Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                             18


SIGNATURES                                                                                                              18


                                       (i)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30, 2000          DECEMBER 31, 1999
                                                                        -------------          -----------------
                                                                         (UNAUDITED)
                              Assets

   Cash and cash equivalents                                             $  2,051,064             $  3,891,970
   Receivables:
        Trade, less allowance of $2,204,912 and $2,216,347                 11,652,949               13,902,326
        Other                                                               1,107,567                  797,128
                                                                         ------------             ------------
                 Total receivables                                         12,760,516               14,699,454
                                                                         ------------             ------------

   Inventories:
        Merchandise                                                         3,356,029                3,276,136
        Cemetery lots and mausoleum spaces                                    964,606                  827,694
                                                                         ------------             ------------
                 Total inventories                                          4,320,635                4,103,830
                                                                         ------------             ------------

   Prepaids and other current assets                                          245,792                  424,576
                                                                         ------------             ------------
                 Total current assets                                      19,378,007               23,119,830
                                                                         ------------             ------------

   Property and equipment:
        Land and land improvements                                         16,878,371               16,929,888
        Buildings and improvements                                         52,369,227               51,318,985
        Equipment, furniture and fixtures                                  10,857,421               10,763,764
        Accumulated depreciation                                          (10,367,733)              (8,673,146)
                                                                         ------------             ------------
                 Net property and equipment                                69,737,286               70,339,491
                                                                         ------------             ------------

   Developed cemetery properties                                           14,138,915               14,564,994
   Undeveloped cemetery properties                                         30,830,259               30,830,259
   Goodwill, less accumulated amortization of $21,438,015
        and $18,996,653                                                   204,928,671              207,755,119
   Other intangible assets, less accumulated amortization of
        $15,480,640 and $13,614,443                                        12,821,813               14,839,249
   Long-term receivables, less allowance of $3,814,738 and
        $3,965,996                                                         14,237,016               14,397,421
   Merchandise trust assets and investments in insurance
        contracts                                                          21,232,741               21,814,901
   Deferred obtaining costs, less accumulated amortization of
        $4,592,492 and $3,493,640                                          16,022,407               15,270,796
   Other assets                                                             1,169,887                1,211,976
                                                                         ------------             ------------
                                                                         $404,497,002             $414,144,036
                                                                         ============             ============

      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30, 2000        DECEMBER 31, 1999
                                                                          -------------        -----------------
                                                                           (UNAUDITED)
               Liabilities and Shareholders' Equity

Accounts payable                                                          $    372,936            $  2,594,453
Other accrued expenses                                                      14,645,779               9,988,292
Current installments of obligations under agreements with
   former owners                                                             2,752,993               2,738,706
Current installments of long-term debt                                       1,076,099                 682,284
Long-term debt in default                                                  208,672,000             209,000,000
Due to related party                                                           333,333                 343,750
                                                                          ------------            ------------
                 Total current liabilities                                 227,853,140             225,347,485
                                                                          ------------            ------------

Deferred merchandise liabilities and revenues                               56,375,888              54,965,220
Obligations under agreements with former owners, less
   current installments                                                      8,073,647               9,510,666
Long-term debt, less current installments                                    3,105,973               3,398,698
Deferred income taxes                                                       17,747,792              17,747,792
Other long-term liabilities                                                  2,494,080               2,761,744

Shareholders' equity

   Common stock, par value $.01 per share, 1,000 shares
        authorized; 100 issued and outstanding shares                                1                       1
   Additional paid-in capital                                              128,307,885             128,501,398
   Accumulated deficit                                                     (39,461,404)            (28,088,968)
                                                                          ------------            ------------
        Total shareholders' equity                                          88,846,482             100,412,431
                                                                          ------------            ------------
                                                                          $404,497,002            $414,144,036
                                                                          ============            ============

      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                         JUNE 30,                                    JUNE 30,
                                                         --------                                    --------
                                                 2000                 1999                  2000                 1999
                                              -----------          -----------          ------------          -----------
Revenues:
   Funeral                                    $16,522,379          $18,052,753          $ 35,533,044          $38,927,876
   Cemetery                                     3,925,954            4,247,818             7,895,565            9,166,820
                                              -----------          -----------          ------------          -----------
                                               20,448,333           22,300,571            43,428,609           48,094,696
Costs and expenses:
   Funeral                                     12,819,217           12,385,593            26,087,172           25,067,869
   Cemetery                                     3,497,730            2,629,352             6,497,378            5,906,255
                                              -----------          -----------          ------------          -----------
                                               16,316,947           15,014,945            32,584,550           30,974,124
Corporate general and
   administrative expenses                        725,673              861,241             1,491,999            1,693,847
Depreciation and amortization                   3,032,709            2,867,179             5,923,105            5,793,590
Debt refinancing costs                            697,034                   --             1,649,115                   --
                                              -----------          -----------          ------------          -----------
Operating income (loss)                          (324,030)           3,557,206             1,779,840            9,633,135
                                              -----------          -----------          ------------          -----------
Other expenses:
   Interest expense, including
        amortization of deferred
        loan costs (see note 2)                 6,741,859            6,003,090            13,055,670           11,855,167
                                              -----------          -----------          ------------          -----------
Loss before income taxes                       (7,065,889)          (2,445,884)          (11,275,830)          (2,222,032)
Income tax expense                                (48,304)             (31,472)              (96,606)             (49,744)
                                              -----------          -----------          ------------          -----------
Net loss                                      $(7,114,193)         $(2,477,356)         $(11,372,436)         $(2,271,776)
                                              ===========          ===========          ============          ===========


      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                             --------
                                                                                    2000                   1999
                                                                                ------------            -----------
Cash flows from operating activities:

   Net loss                                                                     $(11,372,436)           $(2,271,776)
   Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization                                              6,785,002              6,681,115
        Depletion of cemetery property                                               446,421                393,942
        Gain on assets                                                               (34,305)               (28,127)
        Changes in operating assets and liabilities:
            Receivables (net)                                                      2,219,343              1,821,668
            Inventories                                                             (237,147)              (586,908)
            Merchandise trust assets and investments in insurance
                 contracts                                                           582,160             (3,859,279)
            Deferred obtaining costs                                                (954,753)            (1,691,047)
            Accounts payable and accrued expenses                                  2,435,970               (661,751)
            Due to related party                                                     (10,417)               208,333
            Deferred merchandise liabilities and revenues                          1,410,668              3,860,304
            Other long-term liabilities                                             (267,664)              (368,500)
            Other                                                                     47,438                 44,458
                                                                                ------------            -----------
   Net cash provided by operating activities                                       1,050,280              3,542,432
                                                                                ------------            -----------

Cash flows from investing activities:

        Proceeds from the disposal of property and equipment                          63,787                150,768
        Purchases of property and equipment                                       (1,295,383)            (1,900,989)
                                                                                ------------            -----------
   Net cash used in investing activities                                          (1,231,596)            (1,750,221)
                                                                                ------------            -----------

Cash flows from financing activities:

        Net proceeds of bank indebtedness under revolving loan                     1,672,000                     --
        Net payments on long-term debt                                            (1,908,858)              (733,036)
        Payments on obligations under agreements with former owners               (1,422,732)            (1,367,624)
                                                                                ------------            -----------
   Net cash used in financing activities                                          (1,659,590)            (2,100,660)
                                                                                ------------            -----------
   Net decrease in cash and cash equivalents                                      (1,840,906)              (308,449)
   Cash and cash equivalents at beginning of period                                3,891,970              1,146,670
                                                                                ------------            -----------
   Cash and cash equivalents at end of period                                   $  2,051,064            $   838,221
                                                                                ============            ===========

      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) On July 12, 2000 (the "Petition Date"), Prime Succession Holdings, Inc., Prime Succession, Inc. (the "Company") and certain of the Company's subsidiaries (collectively, the "Debtors") filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, the Debtors have continued to operate their businesses as debtors in possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with the holders of more than 66 2/3% of the principal amount of the Company's senior subordinated notes (the "Notes") and the Company's bank group.

         DEBT RESTRUCTURING

         As described above, on the Petition Date, the Debtors commenced the Bankruptcy Cases in the Bankruptcy Court for the District of Delaware. Since such date, the Debtors have been operating their businesses as debtors-in-possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with an informal committee of some of the Company's largest noteholders (the "Informal Committee"). As of the Petition Date, the members of the Informal Committee or certain funds managed or advised by them, held in the aggregate more than 66 2/3% of the outstanding principal amount of the Company's senior subordinated notes. Prior to the Petition Date, three members of the Informal Committee signed a support agreement under which they have agreed to support the Company's joint plan of reorganization (the "Plan") within certain specified time frames.

         In connection with the filing of the Bankruptcy Cases, shortly after the Petition Date, the Bankruptcy Court approved, on an interim basis, $5.5 million of a $10 million debtor in possession financing (the "DIP Facility") with The Bank of Nova Scotia and Goldman Sachs Credit Partners L.P. (collectively the "DIP Facility Lenders"), proceeds of which will be used for general corporate purposes, including payments to the Company's trade creditors. On August 3, 2000, the Bankruptcy Court entered a final order approving the DIP Facility. Under the DIP Facility the DIP Facility Lenders have been granted a first priority security interest in substantially all of the Debtors assets. In connection with consummation of the Plan, the Company intends to enter into a new credit facility (the "New Credit Facility"), the proceeds of which will be used to repay the DIP Facility in full on the effective date of the Plan, refinance existing bank debt and will provide the Company with funds for its expected working capital and capital expenditure needs following such date.

         To maintain strong relationships with its vendors, on July 13, 2000, the Debtors obtained an order from the Bankruptcy Court pursuant to which they have been authorized to pay in full all of their trade creditors that continue to provide them with goods on customary terms and credit, or otherwise acceptable to the Debtors. To date, all of the Debtors' trade creditors have been providing acceptable trade terms to them, and the Debtors have been paying them in the ordinary course of business.

         The Bankruptcy Court has scheduled August 21, 2000 as the hearing date to consider the Debtors' disclosure statement relating to the Plan. Once the disclosure statement is approved, the Debtors will mail the disclosure statement to all of their creditors and shareholders entitled to vote on the Plan. The Bankruptcy Court has scheduled a hearing on confirmation of the Plan for September 28, 2000. Assuming the Plan is accepted by the classes of creditors and shareholders entitled to vote on the Plan and the Bankruptcy Court approves the Plan, the Company expects the Plan to become effective approximately two

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

         weeks following the confirmation date. There is no assurance that the Bankruptcy Court will confirm the Plan on September 28, 2000 or that the Plan will become effective two weeks thereafter.

(2) Interest expense includes amortization of deferred loan costs as follows:


           Three Months Ended                            Six Months Ended
                June 30,                                     June 30,
                --------                                     --------
        2000                 1999                  2000                   1999
      --------             --------              --------               --------
      $430,949             $449,102              $861,898               $887,525


(3) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1999 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of June 30, 2000 assuming continuation as a going concern. All such adjustments are of a normal recurring nature.

(4) The unaudited interim consolidated financial statements have been prepared assuming Prime Succession, Inc. and subsidiaries will continue as a going concern. As discussed in Note 1 to Interim Consolidated Financial Statements, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of the Bankruptcy Cases.

(5) Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

OVERVIEW

         On August 26, 1996 (the "Closing Date"), the capital stock of Prime Succession, Inc. ("Predecessor Company") was purchased (the "Acquisition") by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates, Loewen Group International, Inc. and PSI Management Direct L.P. A new entity, Prime Succession, Inc. ("Successor Company"), was formed and became a wholly-owned subsidiary of the Predecessor Company. In connection with the Acquisition, all of the assets and liabilities of the Predecessor Company were transferred to the Successor Company. Collectively, the Predecessor Company and Successor Company are herein referred to as the "Company".

         The Company provides merchandise and services in both the funeral and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of June 30, 2000, the Company through its subsidiaries owns or operates 140 funeral homes and 19 cemeteries in 19 states, primarily in non-urban areas of the United States. The Company commenced operations in 1992 and expanded rapidly through the aggressive acquisition of funeral homes and cemeteries. The Company's consolidated revenues were $43.4 million and $48.1 million for the six months ended June 30, 2000 and 1999, respectively. Sales of funeral services of $35.5 million and $38.9 million accounted for approximately 81.8% and 80.9% and cemetery sales of $7.9 million and $9.2 million accounted for approximately 18.2% and 19.1%, respectively, of total net sales for the six months ended June 30, 2000 and 1999.

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

RESULTS OF OPERATIONS

         The Company's operations are detailed below for the three months ended June 30, 2000 and 1999 expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings from operations and expenses are presented as a percentage of revenue. Income taxes are presented as a percentage of losses before incomes taxes.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999


                                                              THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                                   --------                          --------
                                                             2000            1999              2000            1999
                                                             ----            ----              ----            ----
                                                             (MILLIONS OF DOLLARS)                   (PERCENT)
                                                             ---------------------                   ---------
REVENUE

         Funeral                                            $16.5           $18.1              80.9%           81.0%

         Cemetery                                             3.9             4.2              19.1            19.0
                                                            -----           -----             -----           -----

                  Total                                     $20.4           $22.3             100.0%          100.0%
                                                            =====           =====             =====           =====

GROSS MARGIN

         Funeral                                            $ 3.7           $ 5.7              22.4%           31.5%

         Cemetery                                             0.4             1.6              10.3            38.1
                                                            -----           -----

                  Total                                       4.1             7.3              20.1            32.7

EXPENSES

         Corporate general and administrative                 0.7             0.9               3.4             4.0

         Depreciation and amortization                        3.0             2.9              14.7            13.0

         Debt refinancing costs                               0.7              --               3.4              --
                                                            -----           -----

OPERATING INCOME (LOSS)                                      (0.3)            3.5              (1.5)           15.7

         Interest expense                                     6.8             6.0              33.3            26.9
                                                            -----           -----

LOSS BEFORE INCOME TAXES                                     (7.1)           (2.5)            (34.8)          (11.2)

         Income taxes                                          --              --                --              --
                                                            -----           -----

NET LOSS                                                    $(7.1)          $(2.5)            (34.8)%         (11.2)%
                                                            =====           =====

         Consolidated revenues decreased 8.5% to $20.4 million for the three months ended June 30, 2000 compared to $22.3 million in the corresponding period for 1999, with funeral service revenues decreasing 8.8% to $16.5 million compared to $18.1 million in the corresponding period in 1999, and cemetery revenues decreasing 7.1% to $3.9 million compared to $4.2 million in the corresponding period for 1999. Funeral revenues decreased primarily as a result of a decline in call volume. Cemetery revenues decreased primarily due to a decline in prearranged sales of property, merchandise and services. Consolidated operating income (loss) decreased to $(0.3) million for the three months ended June 30, 2000 from $3.5 million for the three months ended June 30, 1999 due to a decline in both funeral and cemetery revenue as well as the incurrence of $0.7 million in debt refinancing costs.

         Consolidated gross margin decreased 43.8% to $4.1 million for the three months ended June 30, 2000 compared to $7.3 million for the three months ended June 30, 1999, with funeral gross margin of 22.4% for the three months ended June 30, 2000 compared to 31.5% for the three months ended June 30, 1999 and cemetery gross margin of 10.3% for the three months ended June 30, 2000 compared to 38.1% for the corresponding period in 1999. Funeral gross margin decreased primarily as a result of a decline in call volume. Cemetery gross margin decreased due to a decline in pre-need sales. Gross margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

         Corporate general and administrative expense decreased to $0.7 million for the three months ended June 30, 2000 from $0.9 million for the three months ended June 30, 1999 this decrease is primarily due to a reduction in salary and bonus expenses. As a percentage of consolidated revenue, general and administrative expense decreased to 3.4% in 2000 from 4.0% for the corresponding period in 1999.

         Depreciation and amortization expense increased to $3.0 million for the three months ended June 30, 2000 from $2.9 million for the three months ended June 30, 1999 due primarily to increased depreciation on capital expenditures.

         Interest expense of $6.8 million for the three months ended June 30, 2000 increased by $0.8 million compared to $6.0 million for the corresponding period in 1999, primarily as a result of additional borrowings, pricing premiums on existing debt and a change in pricing structure. Pricing reduction or premium is determined based on the Company's ability to achieve certain ratios set forth in the Bank Credit Agreement.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


                                                               SIX MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                                   --------                          --------
                                                           2000              1999              2000            1999
                                                           ----              ----              ----            ----
                                                             (MILLIONS OF DOLLARS)                   (PERCENT)
                                                             ---------------------                   ---------
REVENUE

         Funeral                                          $ 35.5            $38.9              81.8%           80.9%

         Cemetery                                            7.9              9.2              18.2            19.1
                                                          ------            -----             -----           -----

                  Total                                   $ 43.4            $48.1             100.0%          100.0%
                                                          ======            =====             =====           =====

GROSS MARGIN

         Funeral                                          $  9.4            $13.9              26.5%           35.7%

         Cemetery                                            1.4              3.2              17.7            34.8
                                                          ------            -----

                  Total                                     10.8             17.1              24.9            35.6

EXPENSES

         Corporate general and administrative                1.5              1.7               3.5             3.5

         Depreciation and amortization                       5.9              5.8              13.6            12.0

         Debt refinancing costs                              1.6               --               3.7              --
                                                          ------            -----

OPERATING INCOME                                             1.8              9.6               4.1            20.0

         Interest expense                                   13.1             11.8              30.2            24.5
                                                          ------            -----

LOSS BEFORE INCOME TAXES                                   (11.3)            (2.2)            (26.0)           (4.6)

         Income taxes                                        0.1              0.1              (0.9)           (4.5)
                                                          ------            -----

NET LOSS                                                  $(11.4)           $(2.3)            (26.3)%          (4.8)%
                                                          ======            =====

         Consolidated revenues decreased 9.8% to $43.4 million for the six months ended June 30, 2000 compared to $48.1 million in the corresponding period for 1999, with funeral service revenues decreasing 8.7% to $35.5 million compared to $38.9 million in the corresponding period in 1999, and cemetery revenues decreasing 14.1% to $7.9 million compared to $9.2 million in the corresponding period for 1999. Funeral revenues decreased primarily as a result of a decline in call volume. Cemetery revenues decreased primarily due to a decline in prearranged sales of property, merchandise and services. Consolidated operating income decreased to $1.8 million for the six months ended June 30, 2000 from $9.6 million for the six months ended June 30, 1999 due to a decline in both funeral and cemetery revenue as well as the incurrence of $1.6 million in debt refinancing costs.

         Consolidated gross margin decreased 36.8% to $10.8 million for the six months ended June 30, 2000 compared to $17.1 million for the six months ended June 30, 1999, with funeral gross margin of 26.5% for the six months ended June 30, 2000 compared to 35.7% for the six months ended June 30, 1999 and cemetery gross margin of 17.7% for the six months ended June 30, 2000 compared to 34.8% for the corresponding period in 1999. Funeral gross margin decreased primarily as a result of a decline in call volume. Cemetery gross margin decreased due to a decline in pre-need sales. Gross margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

         Corporate general and administrative expense decreased 11.8% to $1.5 million for the six months ended June 30, 2000 compared to $1.7 million for the six months ended June 30, 1999. This decrease is primarily due to a reduction in salary and bonus expenses. As a percentage of consolidated revenue, general and administrative expense remained constant at 3.5% for the six months ended June 30, 2000 and 1999.

         Depreciation and amortization expense increased 1.7% to $5.9 million for the six months ended June 30, 2000 compared to $5.8 million for the six months ended June 30, 1999 due primarily to increased depreciation on capital expenditures.

         Interest expense of $13.1 million for the six months ended June 30, 2000 increased by $1.3 million compared to $11.8 million for the corresponding period in 1999, primarily as a result of additional borrowings, pricing premiums on existing debt, and a change in pricing structure. Pricing reduction or premium is determined based on the Company's ability to achieve certain ratios set forth in the Bank Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash in 2000 and 1999 have been funds provided by operating activities and proceeds under the revolving loan. As of June 30, 2000, the Company had a net working capital deficit of $208.5 million and a current ratio of 0.09:1, compared to a net working capital deficit of $202.2 million and a current ratio of 0.10:1 as of December 31, 1999.

         The primary uses of cash in 2000 and 1999 have been for the principal payments on long-term debt, payments on obligations under agreements with former owners and capital expenditures.

         In the six months ended June 30, 2000 and 1999, the Company used $1.3 million and $1.9 million for capital expenditures, respectively. In the six months ended June 30, 2000 and 1999, the Company paid $1.9 million and $0.7 million in principal payments on long-term debt, respectively. Payments relating principally to payment of former owner obligations for the six months ended June 30, 2000 and 1999 were $1.4 million. In the six months ended June 30, 2000, the Company borrowed a net of $1.7 million on its revolving line of credit.

         The Company estimates that net capital expenditures in 2000 will be $2.4 million which will be used in part for the repair and improvement of existing facilities.

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

         The Company did not make the monthly interest payment of approximately $1.0 million on the Bank Facilities due June 30, 2000.

         On July 12, 2000, Prime Succession Holdings, Inc., the Company and certain of the Company's subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Since the Petition Date, the Debtors have continued to operate their businesses as debtors in possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with the holders of more than 66 2/3% of the principal amount of the Company's senior subordinated notes and the Company's bank group. See "Debt Restructuring" and Part II Item 3 -- Default upon Senior Securities.

DEBT RESTRUCTURING

         As described above, on the Petition Date, the Debtors commenced the Bankruptcy Cases in the Bankruptcy Court for the District of Delaware. Since such date, the Debtors have been operating their businesses as debtors-in-possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with an informal committee of some of the Company's largest noteholders. As of the Petition Date, the members of the Informal Committee or certain funds managed or advised by them, held in the aggregate more than 66 2/3% of the outstanding principal amount of the Company's senior subordinated notes. Prior to the Petition Date, three members of the Informal Committee signed a support agreement under which they have agreed to support the Company's joint plan of reorganization within certain specified time frames.

         In connection with the filing of the Bankruptcy Cases, shortly after the Petition Date, the Bankruptcy Court approved, on an interim basis, $5.5 million of a $10 million debtor in possession financing with The Bank of Nova Scotia and Goldman Sachs Credit Partners L.P., the proceeds of which will be used for general corporate purposes, including payments to the Company's trade creditors. On August 3, 2000, the Bankruptcy Court entered a final order approving the DIP Facility. Under the DIP Facility the DIP Facility Lenders have been granted a first priority security interest in substantially all of the Debtors assets. In connection with consummation of the Plan, the Company intends to enter into a new credit facility (the "New Credit Facility"), the proceeds of which will be used to repay the DIP Facility in full on the effective date of the Plan, refinance existing bank debt and will provide the Company with funds for its expected working capital and capital expenditure needs following such date.

         To maintain strong relationships with its vendors, on July 13, 2000, the Debtors obtained an order from the Bankruptcy Court pursuant to which they have been authorized to pay in full all of their trade creditors that continue to provide them with goods on customary terms and credit, or otherwise acceptable to the Debtors. To date, all of the Debtors' trade creditors have been providing acceptable trade terms to them, and the Debtors have been paying them in the ordinary course of business.

         The Bankruptcy Court has scheduled August 21, 2000 as the hearing date to consider the Debtors' disclosure statement relating to the Plan. Once the disclosure statement is approved, the Debtors will mail the Disclosure Statement to all of their creditors and shareholders entitled to vote on the Plan. The Bankruptcy Court has scheduled a hearing on confirmation of the Plan for September 28, 2000. Assuming the Plan is accepted by the classes of creditors and shareholders entitled to vote on the Plan and the Bankruptcy Court approves the Plan, the Company expects the Plan to become effective approximately two weeks following the confirmation date. There is no assurance that the Bankruptcy Court will confirm the Plan on September 28, 2000 or that the Plan will become effective two weeks thereafter.

         Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2001. The effect of this pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

         The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB 101 presents the staff's views on the application of existing generally accepted accounting principles to revenue recognition in the financial statements. The industry is currently assessing the impact of the application of SAB 101 on revenue recognition policies. If it is determined that SAB 101 modifies or amends revenue recognition policies followed by the industry and previously accepted by the SEC, the adjustment would be required to be reflected in the Company's consolidated financial statement in the quarter ending December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading". The Company's exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in interest rates and the timing of transactions.

INTEREST

         The Company has entered into various fixed and variable rate debt obligations.

         As of June 30, 2000, the carrying value of the Company's long-term fixed-rate debt was approximately $103.7 million compared to fair value of $24.7 million. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. If these instruments are held to maturity, no reduction in the carrying value due to market value decline will be realized.

         As of June 30, 2000, the Company had $109.2 million in variable-rate debt. Each 0.5% change in average interest rates applicable to such debt would result in a change of approximately $0.5 million in the Company's annual pre-tax earnings.

         The Company monitors its mix of fixed and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix as permitted by, for example, entering into interest rate swaps or other interest rate hedging transactions.

                                     PART II


ITEM 1. - LEGAL PROCEEDINGS

         On February 25, 1999, the Department of Legal Affairs, a part of the Office of the Attorney General of the State of Florida, issued a subpoena duces tecum requiring the production of various documents and materials by the Company in connection with an investigation into the compliance of the Company's pre-need and at-need policies and procedures with Florida law. The Company has delivered the information required and has met with representatives of the Department of Legal Affairs to review the findings and charges which may arise from the investigation. The Company is gathering additional information and will meet again with the Department of Legal Affairs personnel in the near future to discuss an overall resolution of all matters of concern.

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

         The Company did not make the monthly interest payment of approximately $1.0 million on the Bank Facility due June 30, 2000.

         On July 12, 2000, Prime Succession Holdings, Inc., the Company and certain of the Company's subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Since the Petition Date, the Debtors have continued to operate their businesses as debtors in possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with the holders of more than 66 2/3% of the principal amount of the Company's senior subordinated notes and the Company's bank group. See "Debt Restructuring" and Part I Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEBT RESTRUCTURING

         As described above, on the Petition Date, the Debtors commenced the Bankruptcy Cases in the Bankruptcy Court for the District of Delaware. Since such date, the Debtors have been operating their businesses as debtors-in-possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with an informal committee of some of the Company's largest noteholders. As of the Petition Date, the members of the Informal Committee or certain funds managed or advised by them, held in the aggregate more than 66 2/3% of the outstanding principal amount of the Company's senior subordinated notes. Prior to the Petition Date, three members of the Informal Committee signed a support agreement under which they have agreed to support the Company's joint plan of reorganization within certain specified time frames.

         In connection with the filing of the Bankruptcy Cases, shortly after the Petition Date, the Bankruptcy Court approved, on an interim basis, $5.5 million of a $10 million debtor in possession financing with The Bank of Nova Scotia and Goldman Sachs Credit Partners L.P., the proceeds of which will be used for general corporate purposes, including payments to the Company's trade creditors. On August 3, 2000, the Bankruptcy Court entered a final order approving the DIP Facility. Under the DIP Facility the DIP Facility Lenders have been granted a first priority security interest in substantially all of the Debtors assets. In connection with consummation of the Plan, the Company intends to enter into a new credit facility, the proceeds of which will be used to repay the DIP Facility in full on the effective date of the Plan, refinance existing bank debt and will provide the Company with funds for its expected working capital and capital expenditure needs following such date.

         To maintain strong relationships with its vendors, on July 13, 2000, the Debtors obtained an order from the Bankruptcy Court pursuant to which they have been authorized to pay in full all of their trade creditors that continue to provide them with goods on customary terms and credit, or otherwise acceptable to the Debtors. To date, all of the Debtors' trade creditors have been providing acceptable trade terms to them, and the Debtors have been paying them in the ordinary course of business.

         The Bankruptcy Court has scheduled August 21, 2000 as the hearing date to consider the Debtors' disclosure statement relating to the Plan. Once the disclosure statement is approved, the Debtors will mail the Disclosure Statement to all of their creditors and shareholders entitled to vote on the Plan. The Bankruptcy Court has scheduled a hearing on confirmation of the Plan for September 28, 2000. Assuming the Plan is accepted by the classes of creditors and shareholders entitled to vote on the Plan and the Bankruptcy Court approves the Plan, the Company expects the Plan to become effective approximately two weeks following the confirmation date. There is no assurance that the Bankruptcy Court will confirm the Plan on September 28, 2000 or that the Plan will become effective two weeks thereafter.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         The Exhibits, as show in the "Index of Exhibits", attached hereto as pages 19 through 21, are filed as a part of this Report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRIME SUCCESSION, INC.


                              /s/ ARTHUR J. ANSIN
                              ---------------------
                              Arthur J. Ansin
                              Chief Financial Officer, Secretary and Treasurer

August 7, 2000

                                INDEX OF EXHIBITS

     (a)EXHIBIT
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

         3.3* Certificate of Amendment of Certificate of Incorporation of Prime Succession Acquisition Corp. changing its name to Prime Succession, Inc.

         3.4*     By-Laws of Prime Succession, Inc.

         4.1* Indenture dated as of August 15, 1996 between Prime Succession Acquisition Corp. and United States Trust Company of New York, as Trustee.

         4.2*     Form of 10 3/4% Senior Subordinated Note due 2004 (included in
                  Exhibit 4.1)

         5* Opinion of Simpson Thacher & Bartlett regarding the legality of the Exchange Notes.

         8* Opinion of Simpson Thacher & Bartlett regarding certain tax matters.

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

     (a)EXHIBIT
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

        21* Subsidiaries of Prime Succession, Inc. (formerly known as Prime Succession Corp.)

        23.1* Consent of Simpson Thacher & Bartlett (included in Exhibits 5 and 8).

        23.2* Consent of Ernst & Young LLP (independent auditors prior to the Acquisition).

        23.3* Consent of KPMG Peat Marwick LLP (independent auditors following the Acquisition).

        24* Power of Attorney (included on Page II-4 of the Registration Statement).

        25* Statement of Eligibility on Form T-1 of United States Trust Company of New York.

        27        Financial Data Schedule

     (a)EXHIBIT
        NUMBER                   DOCUMENT DESCRIPTION
        ------                   --------------------

        99.1* Registration Rights Agreement dated as of August 15, 1996 between Prime Succession Acquisition Corp. and Smith Barney Inc.

        99.2*     Form of Letter of Transmittal.

        99.3*     Form of Notice of Guaranteed Delivery.

* Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599) with respect to the Exchange Notes.