Form 10-Q
period 2000-09-30
PRIME SUCCESSION INC
filed 2000-11-14
CIK 1023294

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

                For the quarterly period ended September 30, 2000

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

Yes        No
    ---       ---

         The number of outstanding shares of Common Stock as of November 10, 2000, was 100.


================================================================================

                                TABLE OF CONTENTS

                                                                                                 PAGE
PART I.       FINANCIAL  INFORMATION

              ITEM 1.      FINANCIAL  STATEMENTS:

              CONSOLIDATED  BALANCE  SHEETS
                  as of September 30, 2000 and December 31, 1999                                   1

              CONSOLIDATED  STATEMENTS OF OPERATIONS
                  for the Three Months Ended September 30, 2000 and 1999                           3
                  and the Nine Months Ended September 30, 2000 and 1999

              CONSOLIDATED  STATEMENTS OF CASH  FLOWS
                  for the Nine Months Ended September 30, 2000 and 1999                            4

              NOTES to INTERIM CONSOLIDATED  FINANCIAL  STATEMENTS                                 5

              ITEM 2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
                           OF  FINANCIAL  CONDITION AND  RESULTS OF  OPERATIONS                    8

              ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             16


PART II.      OTHER  INFORMATION

              ITEM 1.      LEGAL PROCEEDINGS                                                      17

              ITEM 3.      DEFAULT UPON SENIOR SECURITIES                                         17

              ITEM 5.      OTHER  INFORMATION                                                     18

              ITEM 6.      EXHIBITS  AND  REPORTS ON  FORM  8-K                                   19


SIGNATURES                                                                                        19


                                       (i)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS


                                                                     September 30, 2000         December 31, 1999
                                                                     ------------------         -----------------
                                                                        (unaudited)
                              Assets
                              ------
   Cash and cash equivalents                                           $    2,873,598            $   3,891,970
   Receivables:
        Trade, less allowance of $2,446,901 and $2,216,347                 11,663,374               13,902,326
        Other                                                               1,118,335                  797,128
                                                                      ---------------         ----------------
                 Total receivables                                         12,781,709               14,699,454
                                                                       --------------           --------------

   Inventories:
        Merchandise                                                         3,321,141                3,276,136
        Cemetery lots and mausoleum spaces                                    915,400                  827,694
                                                                     ----------------         ----------------
                 Total inventories                                          4,236,541                4,103,830
                                                                      ---------------          ---------------

   Prepaids and other current assets                                          315,966                  424,576
                                                                     ----------------         ----------------
                 Total current assets                                      20,207,814               23,119,830
                                                                       --------------           --------------

   Property and equipment:
        Land and land improvements                                         17,038,845               16,929,888
        Buildings and improvements                                         52,392,087               51,318,985
        Equipment, furniture and fixtures                                  10,958,835               10,763,764
        Accumulated depreciation                                          (11,071,121)              (8,673,146)
                                                                       --------------          ---------------
                 Net property and equipment                                69,318,646               70,339,491
                                                                       --------------           --------------

   Developed cemetery properties                                           14,140,378               14,564,994
   Undeveloped cemetery properties                                         30,830,259               30,830,259
   Goodwill, less accumulated amortization of $22,849,679
        and $18,996,653                                                   203,517,006              207,755,119
   Other intangible assets, less accumulated amortization of
        $16,486,116 and $13,614,443                                        11,816,336               14,839,249
   Long-term receivables, less allowance of $3,575,507 and
        $3,965,996                                                         14,274,675               14,397,421
   Merchandise trust assets and investments in insurance
        contracts                                                          21,248,582               21,814,901
   Deferred obtaining costs, less accumulated amortization of
        $5,100,347 and $3,493,640                                          16,172,711               15,270,796
   Other assets                                                             1,170,588                1,211,976
                                                                      ---------------          ---------------
                                                                         $402,696,995             $414,144,036
                                                                         ============             ============

      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30, 2000         December 31, 1999
                                                                       ------------------         -----------------
                                                                           (unaudited)
               Liabilities and Shareholders' Equity
               ------------------------------------
Liabilities not subject to compromise (see note 2)
   Accounts payable                                                     $    1,623,626          $    2,594,453
   Other accrued expenses                                                    5,098,341               9,988,292
   Current installments of obligations under agreements with
        former owners                                                        1,580,624               2,738,706
   Current installments of long-term debt                                    4,096,576                 682,284
   Long-term debt in default                                               108,672,000             209,000,000
   Due to related party                                                             --                 343,750
                                                                      ----------------        ----------------
                 Total current liabilities                                 121,071,167             225,347,485
                                                                         -------------           -------------

   Deferred merchandise liabilities and revenues                            56,816,776              54,965,220
   Obligations under agreements with former owners, less
        current installments                                                 4,301,034               9,510,666
   Long-term debt, less current installments                                 1,867,580               3,398,698
   Deferred income taxes                                                    17,747,792              17,747,792
   Other long-term liabilities                                               2,369,450               2,761,744

Liabilities subject to compromise (see note 2)                             118,728,177                      --
Shareholders' equity
   Common stock, par value $.01 per share, 1,000 shares
        authorized; 100 issued and outstanding shares                                1                       1
   Additional paid-in capital                                              128,062,239             128,501,398
   Accumulated deficit                                                     (48,267,221)            (28,088,968)
                                                                        --------------          --------------
        Total shareholders' equity                                          79,795,019             100,412,431
                                                                        --------------           -------------
                                                                          $402,696,995            $414,144,036
                                                                          ============            ============

      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended                           Nine Months Ended
                                                       September 30,                               September 30,
                                                       -------------                               -------------
                                                2000                  1999                   2000               1999
                                                ----                  ----                   ----               ----
Revenues:
   Funeral                                    $16,259,138          $17,591,104         $ 51,792,182         $56,518,980
   Cemetery                                     3,997,385            3,391,819           11,892,950          12,558,639
                                            -------------        -------------        -------------        ------------
                                               20,256,523           20,982,923           63,685,132          69,077,619
Costs and expenses:
   Funeral                                     13,613,057           11,868,002           39,700,229          36,935,871
   Cemetery                                     3,531,169            2,993,173           10,028,547           8,899,428
                                            -------------        -------------        -------------       -------------
                                               17,144,226           14,861,175           49,728,776          45,835,299
Corporate general and
   administrative expenses                        839,541              880,783            2,331,540           2,574,630
Depreciation and amortization                   2,956,694            2,968,700            8,879,799           8,762,290
                                            -------------        -------------       --------------       -------------
Operating (loss) income                          (683,938)           2,272,265            2,745,017          11,905,400
                                            -------------        -------------       --------------       -------------
Other expenses:
   Interest expense, including
        amortization of deferred
        loan costs (see note 3)                 6,857,369            6,350,969           19,913,039          18,206,136
                                            -------------       --------------        -------------        ------------
Loss before reorganization items
        and income taxes                       (7,541,307)          (4,078,704)         (17,168,022)         (6,300,736)

Reorganization items:
   Professional fees                              683,938                   --            2,330,623                  --
   Retention bonuses                              470,001                   --              470,001                  --
   Miscellaneous                                   62,269                   --               64,698                  --
                                            -------------        -------------        --------------      -------------
                                                1,216,208                   --            2,865,322                  --
                                            -------------        -------------        --------------      -------------
Loss before income taxes                       (8,757,515)          (4,078,704)         (20,033,344)         (6,300,736)
Income tax expense                                (48,303)             (32,202)            (144,909)            (81,946)
                                            -------------        -------------        --------------      -------------
Net loss                                     $ (8,805,818)        $ (4,110,906)       $ (20,178,253)       $ (6,382,682)
                                            ==============       ==============       ==============      ==============



      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Nine Months Ended

                                                                                           September 30,
                                                                                           -------------
                                                                                   2000                   1999
                                                                                   ----                   ----
Cash flows from operating activities:
   Net loss                                                                     $(20,178,253)          $ (6,382,682)
   Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization                                             10,172,644             10,062,099
        Depletion of cemetery property                                               632,726                594,248
        Loss (gain) on disposal of assets                                            101,418                (27,700)
        Changes in operating assets and liabilities:
            Receivables (net)                                                      2,160,491              2,977,753
            Inventories                                                             (340,821)              (442,365)
            Merchandise trust assets and investments in insurance
                 contracts                                                           566,319                176,552
            Deferred obtaining costs                                              (1,206,629)            (2,630,668)
            Accounts payable and accrued expenses                                  6,925,283             (2,773,966)
            Due to related party                                                     (10,417)               191,667
            Deferred merchandise liabilities and revenues                          1,851,556              3,673,487
            Other long-term liabilities                                             (392,294)              (500,077)
            Other                                                                   (264,769)                10,050
                                                                             ---------------         --------------
   Net cash provided by operating activities                                          17,254              4,928,398
                                                                            ----------------           ------------

Cash flows from investing activities:
        Proceeds from the disposal of property and equipment                         318,909                166,377
        Purchases of property and equipment                                       (2,140,830)            (2,862,771)
                                                                              --------------           ------------
   Net cash used in investing activities                                          (1,821,921)            (2,696,394)
                                                                              --------------           ------------

Cash flows from financing activities:
        Net proceeds of bank indebtedness under revolving loan                     1,672,000              5,000,000
        Net proceeds of bank indebtedness under DIP Facility                       3,450,000                     --
        Net payments on long-term debt                                            (2,536,466)            (1,336,120)
        Payments on obligations under agreements with former owners               (1,799,239)            (2,210,282)
                                                                              --------------           ------------
   Net cash provided by financing activities                                         786,295              1,453,598
                                                                             ---------------           ------------
   Net (decrease) increase in cash and cash equivalents                           (1,018,372)             3,685,602
   Cash and cash equivalents at beginning of period                                3,891,970              1,146,670
                                                                              --------------           ------------
   Cash and cash equivalents at end of period                                  $   2,873,598            $ 4,832,272
                                                                               =============            ===========


      See accompanying notes to interim consolidated financial statements.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) On July 12, 2000 (the "Petition Date"), Prime Succession Holdings, Inc. ("Prime Holdings"), Prime Succession, Inc. (the "Company") and certain of the Company's subsidiaries (collectively, the "Debtors") filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, the Debtors have continued to operate their businesses as debtors in possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with the holders of more than 66 2/3% of the principal amount of the Company's $100 million of 10 3/4% senior subordinated notes (the "Notes") and the Company's bank group.

         DEBT RESTRUCTURING

         As described above, on the Petition Date, the Debtors commenced the Bankruptcy Cases in the Bankruptcy Court. Since such date, the Debtors have been operating their businesses as debtors-in-possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with an informal committee of some of the Company's largest noteholders (the "Informal Committee"). As of the Petition Date, the members of the Informal Committee, or certain funds managed or advised by them, held in the aggregate more than 66 2/3% of the outstanding principal amount of the Company's Notes. Prior to the Petition Date, three members of the Informal Committee signed a support agreement under which they agreed to support the Company's joint plan of reorganization (the "Plan") within certain specified time frames.

         In connection with the filing of the Bankruptcy Cases, shortly after the Petition Date, the Bankruptcy Court approved a $10 million debtor-in-possession financing (the "DIP Facility") with The Bank of Nova Scotia and Goldman Sachs Credit Partners L.P. (jointly the "DIP Facility Lenders"), the proceeds of which will be used for general corporate purposes. Under the DIP Facility, the DIP Facility Lenders have been granted a first priority security interest in substantially all of the Debtors' assets. In connection with consummation of the Plan, the Company intends to enter into a new credit facility (the "New Credit Facility"), providing term loan proceeds of $108.5 million which will be used to repay bank term and revolving loans outstanding under the existing credit agreement. The Company also received a commitment from its existing bank group to provide $18.0 million of exit financing in the form of a new revolving credit facility which will be used to repay the DIP Facility in full and provide the Company with funds for its expected working capital and capital expenditure needs following the consummation of the Plan.

         To maintain strong relationships with its vendors, on July 13, 2000, the Debtors obtained an order from the Bankruptcy Court pursuant to which they have been authorized to pay in full all trade creditors that continue to provide goods and services on customary terms and credit, or terms otherwise acceptable to the Debtors. To date, essentially all of the Debtors' trade creditors have been providing acceptable trade terms, and the Debtors have been paying them in the ordinary course of business.

         On August 21, 2000, the Bankruptcy Court approved the Debtors' disclosure statement relating to the Plan and the Debtors mailed the disclosure statement to their creditors and shareholders entitled to vote on the Plan. After a hearing on November 8, 2000, the Bankruptcy Court confirmed the Plan as accepted by the classes of creditors and shareholders entitled to vote.

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

         Under the Plan as confirmed, the Notes and certain other unsecured claims will be converted into (i) $20 million of new senior subordinated notes due 2004, with interest paid-in-kind at the rate of 14.25% per annum, and (i) 100% of reorganized Prime Holdings' common stock, subject to dilution from a management incentive program and warrants to be issued to former equity holders. The Plan is expected to be consummated in approximately four weeks following the confirmation date. However, consummation of the Plan is subject to several conditions, including the finalization of the New Credit Facility, and there is no assurance that all conditions will be satisfied within four weeks following the confirmation date.

(2) In the Bankruptcy Cases, the Debtors obtained an order from the Bankruptcy Court pursuant to which they have been authorized to pay in full all of their trade creditors that continue to provide goods and services on customary terms and credit, or terms otherwise acceptable to the Debtors. Other unsecured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under the Plan as confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Bankruptcy Cases have been segregated and classified as liabilities subject to compromise in the interim consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Company has notified known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Courts. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Bankruptcy Cases. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to Bankruptcy Court approval and, accordingly, are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of executory contracts are subject to a separate bar date. The Debtors have reviewed all executory contracts for assumption or rejection.

         The principal categories of obligations classified as liabilities subject to compromise under the reorganization proceedings are identified below. The amounts in total may vary significantly from the stated amount of proofs of claim that ultimately are filed with the Bankruptcy Court, and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims or other events. Additional claims may arise from the rejection of executory contracts by the Debtors.

         Liabilities subject to compromise applicable to the July 12, 2000 Petition Date, at September 30, 2000 were:

Other accrued expenses                                          $  12,786,061
10.75% Senior Subordinated Notes due 2004                         100,000,000
Notes payable                                                       1,040,308
Due to related party                                                  333,333
Obligations under agreements with former owners                     4,568,475
                                                                 ------------
                                                                 $118,728,177
                                                                 ============
                                        6

                     PRIME SUCCESSION, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

         As a result of the Chapter 11 filings, no principal or interest payments will be made on certain pre-Petition Date debt obligations. Interest on certain unsecured pre-Petition Date debt obligations subject to compromise has continued to accrue after the Petition Date. Interest expense and principal payments will continue on most secured vendor and bank financing, including unrejected capital lease obligations.

         Loans made under the DIP Facility bear interest at a rate equal to the bank's base rate plus 2.00%. A commitment fee of 0.50% is charged on the unused portion of the DIP Facility. A commitment fee of 0.50% is also being charged on the unused portion of a $2,000,000 cash management indemnity loan commitment. As of September 30, 2000, the Company had $3,450,000 of borrowings under the DIP Facility and outstanding letters of credit of $372,000.

         The DIP Facility contains various financial and other restrictive covenants, including, among other things, limitations on asset sales, additional indebtedness, capital expenditures, and minimum levels of cumulative consolidated adjusted EBITDA. As of September 30, 2000, the Company is in compliance with the DIP Facility covenants.

(3) Interest expense includes amortization of deferred loan costs as follows:


           Three Months Ended                        Nine Months Ended
              September 30,                            September 30,
              -------------                            -------------
        2000                 1999              2000                   1999
        ----                 ----              ----                   ----
      $430,950             $412,281         $1,292,847             $1,299,806

(4) Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the year ended December 31, 1999 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Prime Succession, Inc. and subsidiaries as of September 30, 2000 assuming continuation as a going concern. All such adjustments are of a normal recurring nature.

(5) The unaudited interim consolidated financial statements have been prepared assuming Prime Succession, Inc. and subsidiaries will continue as a going concern. As discussed in Note 1 to Interim Consolidated Financial Statements, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of the Bankruptcy Cases.

(6) Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentations.

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

         The Company provides merchandise and services in both the funeral and cemetery segments of the death care industry in the United States. In addition to providing merchandise and services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As of September 30, 2000, the Company through its subsidiaries owns or operates 136 funeral homes and 19 cemeteries in 19 states, primarily in non-urban areas of the United States. The Company's consolidated revenues were $63.7 million and $69.1 million for the nine months ended September 30, 2000 and 1999, respectively. Sales of funeral services of $51.8 million and $56.5 million accounted for approximately 81.3% and 81.8% and cemetery sales of $11.9 million and $12.6 million accounted for approximately 18.7% and 18.2%, respectively, of total net sales for the nine months ended September 30, 2000 and 1999.

         The Company commenced operations in 1992 at which time it had no funeral homes and grew to 146 funeral homes by the Closing Date. In order to achieve this rapid growth, former management was primarily focused on identifying properties to be acquired and consummating such acquisitions rather than on maximizing profitability of the funeral homes and cemeteries which it had acquired. After the Acquisition, new management substantially eliminated the Company's acquisition program and sought to take greater advantage of (i) the quality and size of the Company's portfolio of properties, (ii) the opportunity to operate more efficiently those properties located in close proximity to one another, and (iii) the shift in focus from acquisitions to profit maximization at existing locations.

RESULTS OF OPERATIONS

         The Company's operations are detailed below for the three months ended September 30, 2000 and 1999 expressed in dollar amounts as well as relevant percentages. Revenue, gross margin, earnings from operations and expenses are presented as a percentage of revenue. Income taxes are presented as a percentage of losses before incomes taxes.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


                                                                    Three Months Ended                Three Months Ended
                                                                       September 30,                     September 30,
                                                                       -------------                     -------------
                                                                  2000             1999             2000             1999
                                                                  ----             ----             ----             ----
                                                                   (millions of dollars)                   (percent)
                                                                   ---------------------                   ---------
REVENUE
         Funeral                                                  $16.3           $17.6              80.3%           83.8%
         Cemetery                                                   4.0             3.4              19.7            16.2
                                                                -------         -------            --------        ------
                  Total                                           $20.3           $21.0             100.0%          100.0%
                                                                  =====           =====             ======          ======

GROSS MARGIN
         Funeral                                                  $ 2.6          $  5.7              16.0%           32.4%
         Cemetery                                                   0.5             0.4              12.5            11.8
                                                                -------         -------
                  Total                                             3.1             6.1              15.3            29.0

EXPENSES
         Corporate general and administrative                       0.8             0.9               3.9             4.3
         Depreciation and amortization                              3.0             3.0              14.8            14.3
                                                                -------         -------

OPERATING (LOSS) INCOME                                            (0.7)            2.2              (3.4)           10.5
         Interest expense                                           6.8             6.3              33.5            30.0
                                                                -------         -------

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                  (7.5)           (4.1)            (36.9)          (19.5)

REORGANIZATION ITEMS
         Professional fees                                          0.7               --               3.4              --
         Retention bonus                                            0.5               --               2.5              --
         Miscellaneous                                              0.1               --               0.5              --
                                                                 ------          -------
                  Total Reorganization Items                        1.3               --               6.4              --

LOSS BEFORE INCOME TAXES                                          (8.8)            (4.1)             (43.3)          (19.5)
         Income taxes                                                --               --                 --              --
                                                              ---------       ---------

NET LOSS                                                        $ (8.8)          $ (4.1)             (43.3)%         (19.5)%
                                                                ======           ======

         Consolidated revenues decreased 3.3% to $20.3 million for the three months ended September 30, 2000 compared to $21.0 million in the corresponding period for 1999, with funeral service revenues decreasing 7.4% to $16.3 million compared to $17.6 million in the corresponding period in 1999, and cemetery revenues increasing 17.6% to $4.0 million compared to $3.4 million in the corresponding period for 1999. Funeral revenues decreased as a result of a decline in call volume. Funeral revenue in 1999 included gains of approximately $1.2 million recognized as a result of a trust conversion to surety bonds. Cemetery revenues increased primarily due to an increase in pre-need sales and an increase in cemetery interments. Consolidated operating income (loss) decreased to

$(0.7) million for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30, 1999 due to a decline in call volume as well as a shift in the sale of merchandise from higher margin items such as caskets to lower margin items such as urns, monuments and flowers. Funeral costs at September 30, 2000 include costs relating to an insurance loss of approximately $0.4 million as well as expenses of approximately $0.6 million related to the Florida Attorney General legal proceedings (see Part II Item 1. -- Legal Proceedings). Funeral revenue in 1999 included gains of approximately $1.2 million recognized as a result of a trust conversion to surety bonds.

         Consolidated gross margin decreased 49.2% to $3.1 million for the three months ended September 30, 2000 compared to $6.1 million for the three months ended September 30, 1999, with funeral gross margin of 16.0% for the three months ended September 30, 2000 compared to 32.4% for the three months ended September 30, 1999 and cemetery gross margin of 12.5% for the three months ended September 30, 2000 compared to 11.8% for the corresponding period in 1999. Funeral gross margin decreased as a result of a decline in call volume as well as a shift in the sale of merchandise from higher margin items such as caskets to lower margin items such as urns, monuments and flowers. Funeral costs at September 30, 2000 include costs relating to an insurance loss of approximately $0.4 million as well as expenses of approximately $0.6 million related to the Florida Attorney General legal proceedings (see Part II Item 1. -- Legal Proceedings). Funeral revenue in 1999 included gains of approximately $1.2 million recognized as a result of a trust conversion to surety bonds. Cemetery gross margin increased due to an increase in pre-need sales and an increase in cemetery interments. Gross margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

         Corporate general and administrative expense decreased to $0.8 million for the three months ended September 30, 2000 compared to $0.9 million for the three months ended September 30, 1999, primarily due to a reduction in salary and bonus expenses. As a percentage of consolidated revenue, general and administrative expense decreased to 3.9% in 2000 compared to 4.3% for the corresponding period in 1999.

         Depreciation and amortization expense remained constant at $3.0 million for the three months ended September 30, 2000 and September 30, 1999.

         Interest expense of $6.8 million for the three months ended September 30, 2000 increased by $0.5 million compared to $6.3 million for the corresponding period in 1999 as a result of additional borrowings, an increase in the Prime Rate, as well as a change in pricing structure triggered by the Company's default under the Bank Credit Agreement (see discussion under the "Liquidity and Capital Resources" caption of this item).

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                     Nine Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                                       -------------                     -------------
                                                                  2000             1999             2000             1999
                                                                  ----             ----             ----             ----
                                                                   (millions of dollars)                   (percent)
                                                                   ---------------------                   ---------
REVENUE
         Funeral                                                 $51.8            $56.5              81.3%           81.8%
         Cemetery                                                 11.9             12.6              18.7            18.2
                                                                ------          -------            --------        ------
                  Total                                          $63.7            $69.1             100.0%          100.0%
                                                                 =====            =====             ======          ======

GROSS MARGIN
         Funeral                                                 $12.1            $19.6              23.4%           34.7%
         Cemetery                                                  1.9              3.7              16.0            29.4
                                                              --------          -------
                  Total                                           14.0             23.3              22.0            33.7

EXPENSES
         Corporate general and administrative                      2.3              2.6               3.6             3.7
         Depreciation and amortization                             8.9              8.8              14.0            12.7
                                                              --------          -------

OPERATING INCOME                                                   2.8             11.9               4.4            17.2
         Interest expense                                         19.9             18.2              31.2            26.3
                                                               -------           ------

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                (17.1)            (6.3)            (26.8)           (9.1)

REORGANIZATION ITEMS
         Professional fees                                         2.3               --               3.6              --
         Retention bonus                                           0.5               --               0.7              --
         Miscellaneous                                             0.1               --               0.2              --
                                                              --------          -------
                  Total Reorganization Items                       2.9               --               4.6              --

LOSS BEFORE INCOME TAXES                                         (20.0)            (6.3)            (31.4)           (9.1)
         Income taxes                                              0.2              0.1              (1.0)           (1.6)
                                                              --------          -------

NET LOSS                                                      $  (20.2)          $ (6.4)            (31.7)%          (9.3)%
                                                              ========           ======



         Consolidated revenues decreased 7.8% to $63.7 million for the nine months ended September 30, 2000 compared to $69.1 million in the corresponding period for 1999, with funeral service revenues decreasing 8.3% to $51.8 million compared to $56.5 million in the corresponding period in 1999, and cemetery revenues decreasing 5.6% to $11.9 million compared to $12.6 million in the corresponding period for 1999. Funeral revenues decreased as a result of a decline in call volume. Funeral revenue in 1999 included gain of approximately $1.2 million recognized as a result of a trust conversion to surety bonds. Cemetery revenues decreased due to a decline in cemetery interments as well as a decrease of approximately $0.1 million in perpetual care trust income from the corresponding period in 1999. Consolidated operating income decreased to $2.8 million for the nine months ended

September 30, 2000 compared to $11.9 million for the nine months ended September 30, 1999 due to the decline in funeral and cemetery revenues as well as a shift in the sale of merchandise from higher margin items such as caskets to lower margin items such as urns, monuments and flowers. Funeral costs at September 30, 2000 include costs relating to an insurance loss of approximately $0.4 million as well as expenses of approximately $0.6 million related to the Florida Attorney General legal proceedings (see Part II Item 1. -- Legal Proceedings).

         Consolidated gross margin decreased 39.9% to $14.0 million for the nine months ended September 30, 2000 compared to $23.3 million for the nine months ended September 30, 1999, with funeral gross margin of 23.4% for the nine months ended September 30, 2000 compared to 34.7% for the nine months ended September 30, 1999 and cemetery gross margin of 16.0% for the nine months ended September 30, 2000 compared to 29.4% for the nine months ended September 30, 1999. Funeral gross margin decreased primarily as a result of a decline in call volume as well as a shift in the sale of merchandise from higher margin items such as caskets to lower margin items such as urns, monuments and flowers. Funeral costs at September 30, 2000 include costs relating to an insurance loss of approximately $0.4 million as well as expenses of approximately $0.6 million related to the Florida Attorney General legal proceedings (see Part II Item 1. -- Legal Proceedings). Cemetery gross margin decreased due to a decline in pre-need sales, interments, as well as a decline in perpetual care trust income and an increase in the cost of cemetery merchandise. Gross margin is defined as a percentage of funeral revenues or cemetery revenues, as the case may be, less related cost of sales (including direct operating expenses).

         Corporate general and administrative expense decreased 11.5% to $2.3 million for the nine months ended September 30, 2000 compared to $2.6 million for the nine months ended September 30, 1999. This decrease is primarily due to a reduction in salary and bonus expenses. As a percentage of consolidated revenue, general and administrative expense decreased to 3.6% for the nine months ended September 30, 2000 compared to 3.7% for the nine months ended September 30, 1999.

         Depreciation and amortization expense increased 1.1% to $8.9 million for the nine months ended September 30, 2000 compared to $8.8 million for the nine months ended September 30, 1999 due primarily to increased depreciation on capital expenditures.

         Interest expense of $19.9 million for the nine months ended September 30, 2000 increased by $1.7 million compared to $18.2 million for the corresponding period in 1999, primarily as a result of additional borrowings, as well as a change in pricing structure triggered by the Company's default under the Bank Credit Agreement (see discussion under the "Liquidity and Capital Resources" caption of this item).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash in 2000 and 1999 have been funds provided by operating activities and proceeds under the revolving loan and the DIP Facility. As of September 30, 2000, the Company had a net working capital deficit of $100.9 million and a current ratio of 0.17:1, compared to a net working capital deficit of $202.2 million and a current ratio of 0.10:1 as of December 31, 1999.

         The primary uses of cash in 2000 and 1999 have been for the principal payments on long-term debt, payments on obligations under agreements with former owners and capital expenditures.

         In the nine months ended September 30, 2000 and 1999, the Company used $2.1 million and $2.9 million for capital expenditures, respectively. In the nine months ended September 30, 2000 and 1999, the Company paid $2.5 million and $1.3 million in principal payments on long-term debt, respectively. Payments relating principally to payment of former owner obligations for the nine months ended September 30, 2000 and 1999 were $1.8 million and $2.2 million, respectively. In the nine months ended September 30, 2000, the Company borrowed a net of $1.7 million on its revolving line of credit and $3.5 million on its DIP Facility compared to net borrowings of $5.0 million on the revolving line of credit in the nine months ended September 30, 1999.

         The Company estimates that net capital expenditures in 2000 will be $2.4 million which will be used in part for the repair and improvement of existing facilities.

         Contemporaneously with the consummation of the Acquisition, the Company entered into a credit agreement (the "Bank Credit Agreement") with a syndicate of financial institutions (the "Lenders") and The Bank of Nova Scotia, as administrative agent.

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

         All obligations under the Bank Credit Agreement are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, by the Predecessor Company and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Successor Company and the Bank Guarantors under the Bank Credit Agreement and the Bank Guarantees are secured by first priority security interests in all existing and future assets (other than certain real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the obligations are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

         On January 31, 2000, the Company and the Bank Guarantors entered into a Limited Waiver and Forebearance Agreement to Credit Agreement with the Lenders and The Bank of Nova Scotia pursuant to which the Lenders agreed to waive certain conditions to additional borrowings under the Revolving Credit Facility and to forbear from exercising certain rights and remedies under the Bank Credit Agreement through March 15, 2000. The Lenders did not grant the Company a further waiver beyond March 15, 2000 and specifically reserved all of their rights and remedies under the Bank Credit Agreement with respect to the existing defaults.

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

         On July 12, 2000, Prime Succession Holdings, Inc., the Company and certain of the Company's subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Since the Petition Date, the Debtors have continued to operate their businesses as debtors-in-possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with the holders of more than 66 2/3% of the principal amount of the Company's Notes and the Company's bank group. See "Debt Restructuring" and Part II Item 3 -- Default upon Senior Securities.

DEBT RESTRUCTURING

         As described above, on the Petition Date, the Debtors commenced the Bankruptcy Cases in the Bankruptcy Court. Since such date, the Debtors have been operating their businesses as debtors-in-possession under the Bankruptcy Code.

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

         In connection with the filing of the Bankruptcy Cases, shortly after the Petition Date, the Bankruptcy Court approved a $10 million debtor-in-possession financing with The Bank of Nova Scotia and Goldman Sachs Credit Partners L.P., the proceeds of which will be used for general corporate purposes. Under the DIP Facility, the DIP Facility Lenders have been granted a first priority security interest in substantially all of the Debtors assets. In connection with consummation of the Plan, the Company intends to enter into a New Credit Facility, providing term loan proceeds of $108.5 million which will be used to repay bank term and revolving loans outstanding under the existing credit agreement. The Company also received a commitment from its existing bank group to provide $18.0 million of exit financing in the form of a new revolving credit facility which will be used to repay the DIP Facility in full and provide the Company with funds for its expected working capital and capital expenditure needs following the consummation of the Plan.

         To maintain strong relationships with its vendors, on July 13, 2000, the Debtors obtained an order from the Bankruptcy Court pursuant to which they have been authorized to pay in full all of their trade creditors that continue to provide goods and services on customary terms and credit, or terms otherwise acceptable to the Debtors. To date, essentially all of the Debtors' trade creditors have been providing acceptable trade terms, and the Debtors have been paying them in the ordinary course of business.

         On August 21, 2000, the Bankruptcy Court approved the Debtors' disclosure statement relating to the Plan and the Debtors mailed the disclosure statement to their creditors and shareholders entitled to vote on the Plan. After a hearing on November 8, 2000, the Bankruptcy Court confirmed the Plan as accepted by the classes of creditors and shareholders entitled to vote.

         Under the Plan as confirmed, the Notes and certain other unsecured claims will be converted into (i) $20 million of new senior subordinated notes due 2004, with interest paid-in-kind at the rate of 14.25% per annum, and (i) 100% of reorganized Prime Holdings' common stock, subject to dilution from a management incentive program and warrants to be issued to former equity holders. The Plan is expected to be consummated in approximately four weeks following the confirmation date. However, consummation of the Plan is subject to several conditions, including the finalization of the New Credit Facility, and there is no assurance that all conditions will be satisfied within four weeks following the confirmation date.

         Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2001. The effect of this pronouncements on the Company's consolidated financial condition and results of operations has not been determined.

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

         Emerging Issues Task Force (EITF) 00-14, "Accounting for Certain Sales Incentives" is required to be implemented in the fourth quarter of the Company's fiscal year 2000. The Company does not expect the implementation of this pronouncement to have a material effect on its consolidated financial condition or results of operations.

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

         As of September 30, 2000, the carrying value of the Company's long-term fixed-rate debt was approximately $103.6 million compared to fair value of $28.6 million. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. If these instruments are held to maturity, no reduction in the carrying value due to market value decline will be realized.

         As of September 30, 2000, the Company had $112.1 million in variable-rate debt. Each 0.5% change in average interest rates applicable to such debt would result in a change of approximately $0.5 million in the Company's annual pre-tax earnings.

         The Company monitors its mix of fixed and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix as permitted by, for example, entering into interest rate swaps or other interest rate hedging transactions.

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

         On February 25, 1999, the Department of Legal Affairs, a part of the Office of the Attorney General of the State of Florida, issued a subpoena duces tecum requiring the production of various documents and materials by the Company in connection with an investigation into the compliance of the Company's pre-need and at-need policies and procedures with Florida law. The Company has delivered the information required and has met with representatives of the Department of Legal Affairs to review the findings and charges which may arise from the investigation. The Company is in negotiations with representatives of the Department of Legal Affairs to conclude and resolve the investigation and all claims that might arise therefrom. Although no agreement has been finalized, if a settlement is reached, the Company, among other things, would be obligated to pay the Office of the Attorney General administrative fees and costs in the amount of $500,000 and to retain an independent third party to conduct an examination of certain at-need and pre-need contracts and related materials for the purpose of determining whether any monetary refunds or other corrective actions are appropriate in particular cases.

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

         On January 31, 2000, the Company and the Bank Guarantors entered into a Limited Waiver and Forebearance Agreement to Credit Agreement with the Lenders and The Bank of Nova Scotia pursuant to which the Lenders agreed to waive certain conditions to additional borrowings under the Revolving Credit Facility and to forbear from exercising certain rights and remedies under the Bank Credit Agreement through March 15, 2000. The Lenders did not grant the Company a further waiver beyond March 15, 2000 and specifically reserved all of their rights and remedies under the Bank Credit Agreement with respect to the existing defaults.

         Pursuant to the Limited Waiver and Forebearance Agreement to Credit Agreement dated January 31, 2000, on February 8, 2000, The Bank of Nova Scotia, as Administrative Agent under the Bank Credit Agreement, sent a Payment Blockage Notice to the Trustee under the Indenture relating to the Notes. As a consequence, the Company did not make the semi-annual interest payments in the amount of $5,375,000 each due February 15, 2000 and August 15, 2000 on the Notes.

         On July 12, 2000, Prime Succession Holdings, Inc., the Company and certain of the Company's subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Since the Petition Date, the Debtors have continued to operate their businesses as debtors in possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced to implement a financial restructuring of the Debtors that had been negotiated with the holders of more than 66 2/3% of the principal amount of the Company's Notes and the Company's bank group. See "Debt Restructuring" and Part I Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEBT RESTRUCTURING

         As described above, on the Petition Date, the Debtors commenced the Bankruptcy Cases in the Bankruptcy Court. Since such date, the Debtors have been operating their businesses as debtors-in-possession under the Bankruptcy Code.

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

         In connection with the filing of the Bankruptcy Cases, shortly after the Petition Date, the Bankruptcy Court approved a $10 million debtor-in-possession financing with The Bank of Nova Scotia and Goldman Sachs Credit Partners L.P., the proceeds of which will be used for general corporate purposes. Under the DIP Facility, the DIP Facility Lenders have been granted a first priority security interest in substantially all of the Debtors assets. In connection with consummation of the Plan, the Company intends to enter into a New Credit Facility, providing term loan proceeds of $108.5 million which will be used to repay bank term and revolving loans outstanding under the existing credit agreement. The Company also received a commitment from its existing bank group to provide $18.0 million of exit financing in the form of a revolving credit facility which will be used to repay the DIP Facility in full and provide the Company with funds for its expected working capital and capital expenditure needs following the consummation of the Plan.

         To maintain strong relationships with its vendors, on July 13, 2000, the Debtors obtained an order from the Bankruptcy Court pursuant to which they have been authorized to pay in full all of their trade creditors that continue to provide goods and services on customary terms and credit, or terms otherwise acceptable to the Debtors. To date, essentially all of the Debtors' trade creditors have been providing acceptable trade terms, and the Debtors have been paying them in the ordinary course of business.

         On August 21, 2000, the Bankruptcy Court approved the Debtors' disclosure statement relating to the Plan and the Debtors mailed the disclosure statement to their creditors and shareholders entitled to vote on the Plan. After a hearing on November 8, 2000, the Bankruptcy Court confirmed the Plan as accepted by the classes of creditors and shareholders entitled to vote.

         Under the Plan as confirmed, the Notes and certain other unsecured claims will be converted into (i) $20 million of new senior subordinated notes due 2004, with interest paid-in-kind at the rate of 14.25% per annum, and (i) 100% of reorganized Prime Holdings' common stock, subject to dilution from a management incentive program and warrants to be issued to former equity holders. The Plan is expected to be consummated in approximately four weeks following the confirmation date. However, consummation of the Plan is subject to several conditions, including the finalization of the New Credit Facility, and there is no assurance that all conditions will be satisfied within four weeks following the confirmation date.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         The Exhibits, as shown in the "Index of Exhibits", attached hereto as pages 20 through 22, are filed as a part of this Report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRIME SUCCESSION, INC.


                                          /s/ ARTHUR J. ANSIN
                                              -------------------------------
                                              Arthur J. Ansin
                                              Chief Financial Officer,
                                              Secretary and Treasurer

November 10, 2000

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

        2.2* Joint Plan of Reorganization of Prime Succession Holdings, Inc. and Prime Succession, Inc. and its subsidiaries under Chapter 11 of the Bankruptcy Code.

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

(a) Exhibit
      Number                    Document Description
      ------                    --------------------

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

       10.9 Debtors-in-Possession Credit and Guaranty Agreement dated July 13, 2000 among Prime Succession, Inc., as Borrower, the Parent and Subsidiaries of the Borrower, as Guarantors, the Lenders from time to time parties hereto, as Lenders, Goldman Sachs Credit Partners L.P., as Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent.

       12         Computation of Ratio of Earnings to Fixed Charges

       16* Letter from Ernst & Young LLP (independent auditors prior to the Acquisition) concerning change in Company accountants delivered pursuant to Item 304(a) of Regulation S-K.

       21* Subsidiaries of Prime Succession, Inc. (formerly known as Prime Succession Corp.).

       23.1* Consent of Simpson Thacher & Bartlett (included in Exhibits 5 and 8).

(a) Exhibit
      Number                      Document Description
      ------                      --------------------

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

       99.4*      Prime Succession, Inc. Press Release dated July 13, 2000.


* Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-14599) with respect to the Exchange Notes.

(b) Reports on Form 8-K

The following current report on Form 8-K was filed by the Company during the third quarter of fiscal 2000.


       Filing Date           Item Number                                                Description
       -----------           -----------                                                -----------
July 24, 2000             Item 3. Bankruptcy       Reporting on press release dated July 13, 2000 announcing the
(dated July 12, 2000)     or Receivership          filing of petitions under Chapter 11 of the United States
                                                   Bankruptcy Code and a joint plan of reorganization which
                                                   have been incorporated by reference in exhibit numbers
                                                   2.2 and 99.4 above.